Form 10-Q
period 1999-09-30
PAWNBROKER COM INC
filed 1999-12-17
CIK 1058154

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ______________.

                         Commission file number 0-27215


                              PAWNBROKER.COM, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       33-0794473
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                              85 Keystone, Suite F
                                  Reno, Nevada
                                      89503
                    (Address of principal executive offices)

                                 (775) 332-5048
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ---

    The number of outstanding common shares, no par value, of the Registrant at September 30, 1999 was 16,914,750

================================================================================

                              PAWNBROKER.COM, INC.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 1999

                                                                                                      Page
                                                                                                      ----
Part I -     Financial Information

  ITEM 1.    Financial Statements

             Consolidated Balance Sheets................................................................3

             Consolidated Statements of Operations......................................................4

             Consolidated Statements of Cash Flows......................................................5

             Consolidated Statement of Changes in Stockholders' Equity .................................6

             Notes to the Consolidated Financial Statements.............................................7

  ITEM 2.    Management's Discussion and Analysis of FINANCIAL
             CONDITION AND Results of Operations........................................................13

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................21

Part II -    Other Information

   ITEM 1.    Legal Proceedings ........................................................................21

   ITEM 2.    Changes in Securities AND USE OF PROCEEDS.................................................21

   ITEM 3.    Defaults Upon Senior Securities ..........................................................22

   ITEM 4.    Submission of Matters to a Vote of Security Holders.......................................22

   ITEM 5.    Other Information.........................................................................22

   ITEM 6.    Exhibits and Reports on Form 8-K..........................................................22


Signatures .............................................................................................23


Part I -  Financial Information

     ITEM 1. FINANCIAL STATEMENTS


PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited - Prepared by Management)
================================================================================


                                                                                           September 30,
                                                                                                1999
---------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash                                                                                   $    1,915,991
    Employee advances                                                                               3,312
    Prepaid expenses                                                                                2,706
                                                                                           --------------
                                                                                                1,922,009

Deposit                                                                                             1,313

Capital assets (Note 4)                                                                           358,381

Domain name (Note 5)                                                                              111,111
                                                                                           --------------
                                                                                           $    2,392,814
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                               $       43,467
                                                                                           --------------

Stockholders' equity Capital stock (Note 7)
       Authorized
              20,000,000 preferred stock with a par value of $0.00001
              50,000,000 common stock with a par value of $0.00001
       Issued and outstanding
          September 30, 1999 - 16,914,750 common shares                                               170
    Additional paid-in capital                                                                  3,086,149
    Deficit accumulated during the development stage                                             (736,972)
                                                                                           --------------
                                                                                                2,349,347

                                                                                           $    2,392,814
==========================================================================================================

On behalf of the Board:

                                         Director
-----------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)
================================================================================


                                                                           Cumulative
                                                                         Amounts From
                                                                          February 5,
                                                                                 1999
                                                                      (Incorporation)        Six Month     Three Month
                                                                                   to     Period Ended    Period Ended
                                                                        September 30,    September 30,   September 30,
                                                                                 1999             1999            1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Contract services                                                   $      83,732     $     83,732    $     75,113
    Consulting                                                                  9,709            9,709           3,709
    Depreciation and amortization                                              70,126           70,126          50,249
    General and administrative                                                 33,500           33,500          11,471
    Management fees                                                            82,800           82,800          61,800
    Marketing and related expenses                                            162,650          162,650         162,650
    Meals and entertainment                                                     5,270            5,270           5,270
    Professional fees                                                          35,602           35,602          16,606
    Promotion                                                                  35,826           35,826          11,318
    Rent                                                                       34,377           34,377          12,512
    Salary and wages                                                           94,397           94,397          58,308
    Selling costs                                                              11,516           11,516          11,516
    Shareholder information and transfer agent fees                            17,115          17,115         16,380
    Telephone                                                                  16,822           16,822          16,822
    Travel and related                                                         65,759           65,759          42,128
                                                                      ---------------  ---------------  --------------
                                                                             (759,201)        (759,201)       (555,852)

OTHER ITEM
    Interest income                                                            22,229           22,229          22,229
                                                                      ---------------  ---------------  --------------

Loss for the period                                                    $     (736,972)   $    (736,972)  $    (533,623)
=======================================================================================================================
Basic and diluted loss per common share (Note 3)                       $           -     $      (0.06)   $       (0.03)
=======================================================================================================================

Weighted average shares outstanding                                                -        11,873,212      16,914,750
=======================================================================================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited - Prepared by Management)
================================================================================


                                                                                     Cumulative
                                                                                   Amounts From
                                                                                    February 5,
                                                                                           1999
                                                                                (Incorporation)       Six Month
                                                                                             to    Period Ended
                                                                                  September 30,   September 30,
                                                                                           1999            1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                          $     (736,972)   $   (736,972)
    Item not affecting cash:
       Depreciation and amortization                                                     70,126          70,126

    Net change in non-cash working capital items:
       Increase in employee advances                                                     (3,312)         (3,312)
       Increase in prepaid expenses                                                      (2,706)         (2,706)
       Increase in deposit                                                               (1,313)         (1,313)
       Increase in accounts payable and accrued liabilities                              38,279          38,279
                                                                                ---------------  --------------
    Net cash used in operating activities                                              (635,898)       (635,898)
                                                                                ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                         (414,618)       (414,618)
    Purchase of domain name                                                            (125,000)       (125,000)
    Acquisition of cash on purchase of subsidiary                                         8,007           8,007
                                                                                ---------------  --------------
    Net cash used in investing activities                                              (531,611)       (531,611)
                                                                                ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                            3,083,500       3,003,000
                                                                                ---------------  --------------
    Net cash provided by financing activities                                         3,083,500       3,003,000
                                                                                ---------------  --------------

Change in cash position for the period                                                1,915,991       1,835,491

Cash position, beginning of period                                                           -           80,500
                                                                                ---------------  --------------

Cash position, end of period                                                    $     1,915,991   $   1,915,991
================================================================================================================

Supplemental disclosure with respect to cash flows (Note 8)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)
================================================================================


                                                                                                       Deficit
                                                                                                   Accumulated
                                                            Common Stock             Additional         During          Total
                                                     ----------------------------       Paid-in    Development  Stockholders'
                                                            Shares        Amount        Capital          Stage         Equity
------------------------------------------------------------------------------------------------------------------------------

Balance, February 5, 1999                                      -      $      -      $        -     $       -     $         -

  Common stock issued for cash                         8,500,000            85          80,415             -          80,500
                                                     -------------  ------------  -------------  -------------  -------------

Balance, March 31, 1999                                8,500,000            85          80,415             -          80,500

  Capital stock of Pawnbroker.com, Inc. at
    April 6, 1999                                      1,124,750            12          26,256             -          26,268

  Deficit of Pawnbroker.com, Inc. at April 6,                  -             -         (23,261)            -         (23,261)
    1999

  Common stock issued pursuant to the
    acquisition of Pawnbroker.com, Inc.
    (Nevada) (Note 6)                                  6,240,000            62               -             -              62

  Common stock issued for cash                         1,300,000            13       3,002,987             -       3,003,000

  Share cancellation                                    (250,000)           (2)           (248)            -            (250)

  Loss for the period                                          -             -               -      (736,972)       (736,972)
                                                     -------------  ------------  -------------  -------------  -------------

Balance, September 30, 1999                           16,914,750     $     170     $ 3,086,149    $ (736,972)   $  2,349,347
=============================================================================================================================










              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
================================================================================


1.   ORGANIZATION OF THE COMPANY

     Digital Sign Corporation ("the Company), a Delaware corporation, was incorporated on February 13, 1998. On February 14, 1998, the Company issued 100,000 (25,000 post-consolidation) common shares at par value for all of the issued and outstanding shares of Digital Signs, Inc. On April 6, 1999, the Company acquired all of the issued and outstanding shares of Eriko Internet Inc. in exchange for 34,000,000 (8,500,000 post-consolidation) common shares of the Company. On September 10, 1999, the Company consolidated its issued and outstanding shares of common stock on a four to one basis, from 38,499,000 issued and outstanding to 9,624,750 issued and outstanding. Effective June 14, 1999, the Company acquired all of the issued and outstanding shares of Pawnbroker.com, Inc. (a Nevada corporation), in exchange for 6,240,000 common shares of the Company. On June 10, 1999, the Company changed its name to Pawnbroker.com, Inc.

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 8,500,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements presented represent the consolidated financial position of the above Companies as at September 30, 1999 and the results of operations of Eriko for the six month period ended September 30, 1999 and the period from February 5, 1999 (incorporation) to September 30, 1999 and the results of operations and cash flows of Pawnbroker.com, Inc., Pawnbroker.com, Inc. (Nevada) and Digital Signs Inc. from their deemed dates of acquisition during the period. The number of shares outstanding at September 30, 1999 as presented are those of Pawnbroker.com, Inc.

     The Company is a development stage electronic-commerce company created to provide retail customers with the ability to search for and acquire, via the Internet, merchandise in inventories of pawnshops throughout North America.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 1999. The results of operations for the six month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000.


2.   GOING CONCERN

     The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financings.

     ------------------------------------------------------------------------------------------
                                                                                  September 30,
                                                                                           1999
     ------------------------------------------------------------------------------------------
     Deficit accumulated during the development stage                           $      (736,972)
     Working capital                                                                  1,878,542
     ==========================================================================================

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements include Pawnbroker.com, Inc. (formerly Digital Sign Corporation) and its wholly-owned subsidiaries, Digital Signs, Inc., Eriko Internet Inc. and Pawnbroker.com, Inc. (a Nevada corporation). All significant inter-company balances and transactions have been eliminated in consolidation.

     Revenue recognition

     The Company will recognize revenue from transaction fees charged to pawn shops when completion of the sale of the related item has occurred and the Company has received its portion of the sales proceeds released from escrow.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

     Cash and cash equivalents

     The Company considers all investments with a maturity of three months or less to be cash equivalents.

     Loss per share

     Earnings per share are provided in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Due to the Company's simple capital structure, with only common stock outstanding, only basic loss per share must be presented. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Accounting for derivative instruments and hedging activities

     In  September  1998,  the  Financial   Accounting  Standards  Board  issued
     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after September 15, 1999. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Reporting on costs of start-up activities

     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company has adopted this statement during the period.

     Stock-based compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 1999.

     Software development

     The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

     Capital assets

     Capital assets will be recorded at cost less accumulated depreciation. The cost of capital assets is depreciated over the estimated useful lives of the related assets. Depreciation is computed on the Modified Accelerated Cost Recovery System (MACRS) method for both financial reporting and income tax purposes.

     Domain names

     The cost of domain name rights will be amortized over 3 years from the date of commencement of operations.

     Advertising costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
================================================================================


4.   CAPITAL ASSETS

     ==============================================================================================
                                                                         Accumulated        Net
                                                          Cost          Depreciation     Book Value
     ----------------------------------------------------------------------------------------------
     Furniture and fixtures                           $    34,846      $    2,903     $    31,943
     Equipment and software                               379,772          53,334         326,438
                                                         --------         -------         --------
                                                      $   414,618      $   56,237     $   358,381
     ==============================================================================================


5.   DOMAIN NAME

     ===========================================================================
                                                                September 30,
                                                                         1999
     ---------------------------------------------------------------------------
        Domain name                                            $      125,000
        Accumulated amortization                                      (13,889)
                                                               --------------
                                                               $      111,111
     ===========================================================================


6.   BUSINESS COMBINATIONS

     Eriko Internet Inc.

     On April 6, 1999, Pawnbroker.com, Inc. ("Pawnbroker") acquired all of the issued and outstanding share capital of Eriko Internet Inc. ("Eriko"). As consideration, Pawnbroker issued 8,500,000 shares. Legally, Pawnbroker is the parent of Eriko. However, as a result of the share exchange described above, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange, has been accounted for as a capital transaction accompanied by a recapitalization of Eriko rather than a business combination. Accordingly, the net assets of Eriko are included in the balance sheet at book values, with the net assets of Pawnbroker recorded at fair market value at the date of acquisition. The revenues and expenses and assets and liabilities reflected in the financial statements prior to the date of acquisition are those of Eriko. Revenue and expenses or assets and liabilities incurred subsequent to the date of acquisition include the accounts of Pawnbroker.

     The cost of an acquisition should be based on the fair value of the consideration given, except where the fair value of the consideration given is not clearly evident. In such a case, the fair value of the net assets acquired is used.

     At April 6, 1999, Pawnbroker was inactive with a thin market for its shares, making it impossible to estimate the actual market value of the 8,500,000 common shares. Therefore, the cost of the acquisition, $3,007, has been determined by the fair value of Pawnbroker 's net assets.

     The total purchase price of $3,007 was allocated as follows:

          Current assets                                           $     8,007
          Accounts payable and accrued liabilities                      (5,000)
                                                                   -------------
                                                                   $     3,007

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
================================================================================


6.   BUSINESS COMBINATIONS (cont'd.....)

     Pawnbroker.com, Inc. (Nevada)

     On June 14, 1999, Pawnbroker acquired all of the issued and outstanding share capital of Pawnbroker.com, Inc., a Nevada corporation ("Pawnbroker -Nevada"). As consideration, Pawnbroker issued 6,240,000 common shares at a deemed value of $62, equal to the par value of the shares issued. As the acquisition of Nevada was deemed to be from a promoter of Pawnbroker, the pruchase has been recorded at the historical cost of the net assets of Nevada, which approximate the par value of the shares issued.


7.   CAPITAL STOCK

     On May 19, 1999, a shareholder of Pawnbroker surrendered 250,000 shares of common stock which were initially issued as a part of the total shares issued for the acquisition of Eriko Internet Inc. Capital stock and contributed surplus have been reduced by $2 and $248 respectively to eliminate the values initially recorded on issuance.


8.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     --------------------------------------------------------------------------

                                                                  September 30,
                                                                          1999
     --------------------------------------------------------------------------

     Cash paid for income taxes                                   $         -
     Cash paid for interest                                                 -
     ==========================================================================

     Non-cash investing and financing transactions during the period from February 5, 1999 to September 30, 1999 were as follows:

     a) The Company issued 8,500,000 shares of common stock at a deemed value of $3,007 to acquire 100% of the outstanding of shares of Eriko Internet Inc.

     b)   The Company issued  6,240,000 shares of common stock at a deemed value
          of   $62   to   acquire   100%   of   the   outstanding    shares   of
          Pawnbroker.com-Nevada.

     c) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250, of which amount is included in accounts payable at September 30, 1999.


9.   COMMITMENTS

     a) On June 25, 1999, the Company entered into a one-year consulting agreement commencing on July 1, 1999, whereby the Company is obligated to pay $20,000 per month. The first month's fee was due and payable upon execution of the agreement. The Company further agreed to pay the consultant $100,000 (paid) upon execution of the agreement. In addition, the consultant will be granted 400,000 options to purchase common shares of the Company, exercisable at the market price, post reverse stock split on the first day of trading of the newly consolidated shares, for a period of one year from the date of execution of the agreement. Of these options, 250,000 will vest immediately upon board approval, the remaining 150,000 options will vest in equal amounts of 50,000 for each successful financing of $5,000,000.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
SEPTEMBER 30, 1999
================================================================================


9.   COMMITMENTS (cont'd.....)

     b) The Company has formed a stock option plan under which it may grant stock options to acquire up to a total of 2,000,000 shares of the Company's common stock, at a price to be determined by the plan administrator. To date, no options have been granted under the plan.


10.  SHARE PURCHASE WARRANTS

     During the six month period ended September 30, 1999, the Company issued 1,300,000 units through a private placement at a price of $2.31 per unit, for total proceeds of $3,003,000. Each unit consists of one common share and one-half of a share purchase warrant. One full share purchase warrant entitles the holder to acquire one additional common share at a price of $2.31 per share until June 23, 2000 and at a price of $2.90 per share until June 23, 2001. As of September 30, 1999, there were 650,000 share purchase warrants outstanding.


11.  RELATED PARTY TRANSACTIONS

     During the six month period ended September 30, 1999, the Company paid the following:

     a) Management fees of $21,000 to officers and/or directors of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or developments in the Company's industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: the Company's limited operating history, history of losses, risks associated with the development of technologies, risks involving the management of growth, risks associated with the Internet, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships, the Company's ability to protect its intellectual property rights and the other risks and uncertainties detailed in the Company's Securities and Exchange Commission filings, including the Company's Registration Statement on Form 10-K for filed with the Securities and Exchange Commission on November 3, 1999. "We," "our," "us" and the "Company" refer to Pawnbroker.com, Inc. and our subsidiaries.

Overview

We were incorporated in the State of Delaware on February 13, 1998 under the name "Digital Sign Corporation" with an authorized share capital of 70,000,000 shares consisting of 20,000,000 Preferred shares of a par value of $0.00001 each and 50,000,000 Common shares of a par value of $0.0001 each.

On April 6, 1999, we acquired all of the issued and outstanding shares of common stock of Eriko Internet Inc., a Washington corporation engaged in the business of developing Internet technologies, pursuant to a statutory share exchange under the laws of the state of Washington. Our transaction with Eriko Internet Inc. was considered a merger of non-operating entities with nominal assets and Eriko Internet Inc. is deemed to be the surviving entity for accounting purposes.

On May 14, 1999, we acquired all of the issued and outstanding shares of Pawnbroker (Nevada). Pawnbroker (Nevada) was a shell company with no assets, liabilities, revenues or expenses. After we acquired Pawnbroker (Nevada), we undertook the process of designing, building and operating an Internet based electronic-commerce Web site to provide retail customers with the ability to search for and acquire, via the Internet, merchandise in inventories of pawnshops throughout North America. At the time we acquired Pawnbroker (Nevada), our operations were insignificant.

The financial statements filed with our quarterly report on Form 10-Q and our management's discussion and analysis of financial condition and results of operation are for the period from February 5, 1999, the date of inception of Eriko Internet Inc., to September 30, 1999.


Our Business

We, Pawnbroker.com, Inc., are a Delaware corporation in the development stage, which means we are in the process of developing our business and have no revenues from our operations and have not generated any profits. We intend to launch a web site designed to provide online customers a fundamentally new method to search for and buy merchandise from the inventories of pawnshops. Our web site is located at www.pawnbroker.com.

We intend to enter into agreements with "brick-and-mortar" pawnshops with existing physical locations under which each participating pawnshop will agree to make certain items or all of their inventory available for purchase through Pawnbroker.com at prices established by the pawnshop or on a "make an offer" basis. Based on our discussion with potential participants, we believe that our Pawnbroker.com web site services will be particularly attractive to independent pawnshops and small pawnshop chains, who sell their merchandise exclusively through their physical locations and may be limited by the scope of their geographic market. We intend to generate revenues by charging pawnshops a transaction fee, ranging between 5% to 10% of the purchase price, on successfully completed transactions. The Company's management and its board of advisors are in the process of determining an appropriate transaction fee policy, and the Company anticipates that the transaction fee policy will be finalized in December 1999.

We are currently in the process of completing the development of the software and technology related to our business and intend to beta test our web site in December 1999 with approximately 65 pawnshops who have orally committed to participate in the tests by each listing approximately 500 items of merchandise on our site. After completing beta tests and debugging our software, we intend to launch our site to the general public in two phases:

1. Soft Launch: Our soft launch is scheduled for January 2000 and is anticipated to feature between 65 and 100 participating pawnshops. The general public will be allowed to access general information about (i) the pawn industry, (ii) our web site, (iii) our participating pawnshops, (iv) our policies related to purchasing merchandise on our web site and our Pawnbroker.com Satisfaction Program and (iv) the schedule for our hard launch when they will be able to purchase merchandise on our web site. Participating pawnshops will be able to (i) use Pawnbroker.com email; (ii) complete applications to become a participating pawnshop; (iii) upload inventory lists of merchandise to sell on our web site when we complete the hard launch of our web site; and (iv) access information specifically designed for pawnshops including pawnshop regulatory information, instructions and guidelines related to listing merchandise for sale on our web site, our policies and procedures related to participating pawnshops and information posted on our web site by our participating pawnshops. We do not anticipate that visitors will be able to purchase merchandise on our web site during our soft launch.

2. Hard Launch: Our hard launch is scheduled for March 2000 and is anticipated to feature between 100 and 200 participating pawnshops. After our hard launch, we anticipate that our web site will be fully operational and that we will begin to facilitate transactions between visitors and our participating pawnshops. We anticipate that each participating pawnshop will feature approximately 300 to 500 items for sale on our pawnbroker.com web site.

Our goal is to have a total of up to 2,000 participating pawnshops offering an average of 275 items each by December 2000.

We have presented our web site concept to over 3,000 pawnshops at conventions and tradeshows and have oral expressions of interest or requests for additional information from approximately 2,000 pawnshops. We do not intend to enter into any definitive agreements with pawnshops until we have completed the beta testing of our web site. We also cannot assure you that we will successfully complete the development of the technology required to launch our web site or enter into any definitive agreements with pawnshops as planned or that we will generate sufficient revenues to become profitable.

Participating pawnbrokers will be able to run our Pawnbroker.com software on IBM-compatible PCs with Microsoft Windows 95/98. We anticipate that participating pawnbrokers will be able to purchase an IBM-compatible PC with Microsoft Windows 95/98 and a laser printer to print invoices and shipping labels at a cost of less than $2,000. We will also recommend the use of a digital camera to display pictures of merchandise on our web site. See "Participating Pawnbroker Systems Requirements."

Our web site will include an automated, easy-to-use search and retrieval system that is designed to make purchasing merchandise on our Pawnbroker.com web site easy and popular. We plan to incorporate visual displays on our web site that permit a visitor to view pictures of merchandise and interactive capabilities that allow buyers to make offers on merchandise at any point in their visit.

We believe that our Pawnbroker.com web site will be attractive to consumers of merchandise typically offered at pawnshops, such as jewelry, consumer electronics, tools, collectibles, coins, cameras and musical instruments. We intend to attract buyers by offering consumers an opportunity to locate and purchase merchandise from an inventory that we anticipate will be larger than any single pawnshop or pawnshop chain. We do not intend to post firearms, adult materials or other potentially illegal merchandise for sale on our web site. Our web site is designed to facilitate seamless, secure transactions, unlike other existing systems that require buyers to visit other web sites or contact the pawnshop directly to complete a secure transaction. We intend to create buyer confidence by offering a unique 10-day Pawnbroker.com Satisfaction Program that is intended to reduce the risk and uncertainty of purchasing merchandise from independent pawnshops.

We intend to increase repeat purchases and build loyalty to our service by using post-sale marketing techniques including follow-up email messages to remind customers of our web site and personalized services that will allow visitors to
(i) request merchandise that is not listed for sale on our web site, (ii) notification by email when a particular item of merchandise is available on our web site, and (iii) automatic email reminders of specific occasions like birthdays, holidays or anniversaries.

We anticipate that the number of transactions facilitated on Pawnbroker.com will increase and decrease during certain times of the year, similar to the sales fluctuations experienced by physical pawnshops in their retail sales. Based on our management's experience in the pawnshop industry, we anticipate our sales will be higher during the periods immediately prior to Christmas, Valentine's Day, Mother's Day and Father's Day than during other times of the year.

Our revenues will depend on transaction fees, ranging from 5% to 10% of the purchase price, paid by pawnshops for successful transactions completed with purchasers. Based on our discussions with potential advertisers, we believe that when and if our site traffic reaches 10,000 or more visitors per day, we may receive additional revenues by selling banner ads. In the future, we plan to generate additional revenue by licensing a point-of-sale & inventory management application that allows participating pawnshops to seamlessly post items in their inventory database for sale on our web site and to manage their in-store and online inventory in an effective, efficient manner.

We have no revenues from our operations and we have a history of losses. As of September 30, 1999, we had an accumulated deficit of $739,972. We anticipate that we will continue to incur substantial losses for the foreseeable future. We estimate that we will require additional financing of at least $5 million to meet our cash requirements through the fiscal quarter ending June 30, 2000. Our ability to fully implement our business strategy will depend on our ability to raise future financing. Factors that will affect our ability to raise such financing may include, among other things:

     o the market acceptance of our Pawnbroker.com web site by buyers of pawnshop merchandise;
     o    traffic on our web site;
     o    our ability to obtain participating member pawnshops; and
     o    the revenues generated from our operations.

We anticipate that we will raise additional financing through private placements of our equity or debt during the fourth quarter of 1999 or the first quarter of 2000. We have engaged Jefferies and Company to advise the company on financial matters. We cannot assure you that we will successfully complete any private placements or that we will obtain additional financing to implement our business plans on acceptable terms, if at all.

We intend to compete in the highly competitive Internet commerce industry. Many of our competitors have substantially greater financial, technical and other resources than us. Several competitors already have established web sites, brand names, strategic relationships with advertisers and other web sites and user loyalty, all of which create a competitive advantage over us. We have not launched our web site or begun the process of developing our brand name or promoting our web site. We cannot guarantee that we will be able to compete effectively or that we will ever generate sufficient revenues from our operations to make our business commercially viable.

Summary of Financial Data

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company:

                                                                                       Period from
                                                      Three months ended             February 5, 1999
                                                      September 30, 1999              (inception) to
                                                                                    September 30, 1999
                                                    ----------------------         ----------------------
                                                          (Unaudited)                  (Unaudited)
Revenue                                                    $   --                       $   --
                                                    ----------------------         ----------------------
                                                              --                            --
                                                    ----------------------         ----------------------
Operating expenses
   Consulting fees, salaries and wages, etc....              198,930                     270,638
   General and administrative/Overhead.........               46,075                      89,969
   Sales and marketing ........................              227,612                     275,751
   Shareholder communication and transfer
   agent fees                                                 16,380                      17,115
   Professional fees                                          16,606                      35,602
   Amortization of intangible assets...........               50,249                      70,126
                                                    ----------------------         ----------------------
                                                             555,852                     759,201
                                                    ----------------------         ----------------------
Operating income (loss)......................              $(555,852)                   $(759,201)

Other income ................................
   Interest....................................              $22,229                      $22,229

Net income (loss)..............................            $(533,623)                   $(736,972)
                                                    ======================         ======================

Results of Operations

We expect expenses related to research and development and administrative expenses to continue to be a material component of our expenses during the start-up phase of our development. We also anticipate that expenses related to marketing and sales will increase substantially during the fourth quarter ending December 31, 1999 and the first half of 2000, as we begin an extensive campaign to market and promote our Pawnbroker.com Web site and develop strategic alliances with participating pawnshops.

During the three month period ended September 30, 1999, we terminated our relationship with Banshee, Inc. Under an agreement between Banshee and Pawnbroker.com (Nevada), Banshee was engaged to develop the software and the e-commerce architecture for the in-store item listing component, the Pawnbroker.com database and the Pawnbroker.com Web site. Our management evaluated our relationship with Banshee and determined that it was in the company's best interest to begin staffing our own in-house development team to further develop our technologies and software. In connection with that effort, we hired Vahid Rafizadeh as our Chief Technical Officer in October 1999 and have begun staffing a development team, which has assumed the development of our web site and related technologies. We intend to use currently available technology and products and to contract out most technical services required for customization. We also intend to retain rights to the proprietary intellectual property embodied in our technology including, wherever possible, source code, and to maintain a continual right to use the system for our purposes

Three Months Ended September 30, 1999

     Revenues. We had no revenues from operations. Our loss during our three month interim period ended September 30, 1999 of $555,852 was as a result of costs associated with corporate acquisition expenses, developing our business plan, research and development expenditures related to the development of our Pawnbroker.com web site and technologies and general overhead and administrative expenses. We anticipate that our expenses and losses will increase as we increase our web site development and marketing efforts.

     Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, management fees, salaries and wages during our three month interim period ended September 30, 1999 was
$198,930. During this period, we paid consultants fees of $3,709 and contract service fees of $75,113 to outside consultants for assistance related to the evaluation and development of our Internet business strategies. We also paid management fees of $61,800 to Joseph Schlader, our President, and William Galine, our Vice President, related to management services provided to us in connection with the development of our business plan and management of our operations. We paid salaries and wages in the amount of $58,308 paid to our employees. We anticipate that expenses related to compensation to personnel and consultants will increase substantially during the remainder of our fiscal year and through December 31, 2001, as we hire additional employee to provide services in the areas of technology development, customer service, sales, marketing and systems maintenance. We intend to continue committing a significant portion of our working capital to completing the development and the soft launch of our web site during January 2000 and the hard launch of our web site by March 2000. Thereafter, we intent to commit a significant portion of enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses for future periods.

     General and Administrative/Overhead. General and administrative and overhead expenses were $46,075 for the three months period ended September 30, 1999. During the period we expanded administrative activity to support the development of our business, including general expenses of $11,471, meals and entertainment expense $5,270, rent expense of $12,512 and telephone expenses of $16,822. We expect that the dollar amounts will continue to increase as the Company expands its customer service operations, establishes new corporate headquarters in the Silicon Valley area of California and a research and development office in Pennsylvania and other administrative requirements increase to support this growth. We added as company CEO, Mr. Neil McElwee, a long-time internet eCommerce expert and software business consultant to lead the company in its next stages of growth.

     Sales and Marketing. Sales and marketing expenses were $227,612 for the three months ended September 30, 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting our increased marketing activities related to attending Pawnbroker industry tradeshows and marketing our Web based marketing concept to the pawnbroker industry. Our sales and marketing expenses included expenses related to general marketing expenses of $2,650, promotion expenses of $171,318, selling costs of $11,516 and travel costs of $42,128.

     We anticipate that our sales and marketing expenses will increase substantially after we launch our web site and begin promotional campaigns targeted at buyers of merchandise. In addition, our efforts prior to our hard launch scheduled for March 2000 are anticipated to increase substantially as we continue our marketing efforts to the pawnbroker industry.

     Shareholder Communications and Transfer Agent Fees. During the three months ended September 30, 1999, expenses related to providing shareholder communication and expenses related to transfer agent fees were $16,380 for the three month period ending September 30, 1999.

     Professional Fees. During the three months ended September 30, 1999, we paid professional fees of $16,606 related to legal and accounting services in connection with the filing of our Form 10 registration statement with the Securities and Exchange Commission.

     Other Income. During the three months ended September 30, 1999, we had revenues from interest paid on short-term deposits in the amount of $22,229.

The Period from February 5, 1999 (inception) to September 30, 1999

     Revenues. We had no revenues from operations. Our loss during the period from our inception to September 30, 1999 of $736,972 was as a result of costs associated with corporate acquisition expenses, developing our business plan, research and development expenditures related to the development of our Pawnbroker.com web site and technologies and general overhead and administrative expenses. We anticipate that our expenses and losses will increase as we increase our web site development and marketing efforts.

     Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, management fees, salaries and wages during the period from our inception to September 30, 1999 was $270,638. During this period, we paid consultants fees of $9,709 and contract service fees of $83,732 to outside consultants for assistance related to the evaluation and development of our Internet business strategies. We also paid management fees of $82,800 related to management services provided to us in connection with the development of our business plan and management services, including a total of $61,800 to Joseph Schlader, our President, and William Galine, our Vice
President. We paid salaries and wages in the amount of $94,397 paid to our employees. We anticipate that expenses related to compensation to personnel and consultants will increase substantially during the remainder of our fiscal year and through December 31, 2001, as we hire additional employee to provide services in the areas of technology development, customer service, sales, marketing and systems maintenance. We intend to continue committing a significant portion of our working capital to completing the development and the soft launch of our web site during January 2000 and the hard launch of our web site by March 2000. Thereafter, we intent to commit a significant portion of enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses for future periods.

     General and Administrative/Overhead. General and administrative and overhead expenses were $89,969 for the period from our inception to September 30, 1999. During the period we expanded administrative activity to support the development of our business, including general expenses of $33,500, meals and entertainment expense $5,270, rent expense of $34,377 and telephone expenses of $16,822. We expect that the dollar amounts will continue to increase as the Company expands its customer service operations, establishes new corporate headquarters in the Silicon Valley area of California and a research and development office in Pennsylvania and other administrative requirements increase to support this growth.

     Sales and Marketing. Sales and marketing expenses were $265,751 for the period from our inception to September 30, 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting our increased marketing activities related to attending Pawnbroker industry tradeshows and marketing our Web based marketing concept to the pawnbroker industry. Our sales and marketing expenses included expenses related to general marketing expenses of $2,650, promotion expenses of $195,826, selling costs of $11,516 and travel costs of $65,759. We anticipate that our sales and marketing expenses will increase substantially after we launch our web site and begin promotional campaigns targeted at buyers of merchandise. In addition, our efforts prior to our hard launch scheduled for March 2000 is anticipated to increase substantially as we continue our marketing efforts to the pawnbroker industry.

     Shareholder Communications and Transfer Agent Fees. During the period from our inception on February 5, 1999 to September 30, 1999, expenses related to providing shareholder communication and expenses related to transfer agent fees were $17,115 for the period from our inception to September 30, 1999.

     Professional Fees. During the period from our inception to September 30, 1999, we paid professional fees of $35,602 related to legal and accounting services in connection with our acquisition of Pawnbroker (Nevada), corporate matters, preparing an audit and the filing of our Form 10 registration statement with the Securities and Exchange Commission.

     Other Income. During the three months ended September 30, 1999, we had revenues from interest paid on short-term deposits in the amount of $22,229.

Liquidity and Capital Resources

As at September 30, 1999 we have $1,915,991 in cash or term deposits, which we believe will be sufficient to satisfy our cash requirements through our third fiscal quarter ending December 31, 1999. We will need to raise additional financing to fund our operations after December 31, 1999. We intend to raise such financing through private equity or debt offerings during the fourth calendar quarter of 1999; however, we cannot assure you that we will acquire this financing on acceptable terms, if at all.

Since our inception on February 5, 1999, we raised net cash from financing of $3,293,326 during the fiscal quarter ended June 30, 1999, including $3,003,000 in capital through private placements of our common stock and $290,326 in advances to us. Since our inception on February 5, 1999 to September 30, 1999, we used net cash of $1,167,509. We received no cash from our operations during these periods, and our use of cash during such periods were primarily as a result of expenses related to research and development of our web site, expenses related to marketing and promotion, salary expenses, professional fees and expenses related to general administrative expenses and overhead.

During the period from our inception on February 5, 1999 to June 30, 1999, we applied cash of $414,618 towards the purchase of capital assets and $125,000 towards the purchase of the domain names "pawnbroker.com" and "pawnbrokers.com".

Our operating budget for the period beginning July 1, 1999 through December 31, 1999 is estimated to be approximately $2.3 million, and $3.6 million for the period beginning January 1, 2000 through June 30, 2000. We cannot assure you that our actual expenditures for these periods will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

     (i)    timing of the development and testing of our software and web site,

     (ii)   our ability to attract visitors to our web site,

     (iii)  our ability to attract pawnshops to use our services,

     (iv)   our ability to launch our web site in a timely manner,

     (v)    our ability to successfully complete transactions,

     (vi)   the availability of financing on acceptable terms,

     (vii) reliability of the assumptions of management in estimating cost and timing,

     (viii) the time spent by consultants and professionals developing our web site,

     (ix)   competition; and

     (x)    other factors that may be beyond our control.

We estimate that we will be required to raise approximately $5 million in additional capital during the first calendar quarter 2000 to meet our anticipated cash needs during the first two calendar quarters of 2000. In their independent auditor's report dated November 2, 1999, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We estimate that our minimum cash requirement for the period from July 1, 1999 through June 30, 2000 is approximately $4 million, primarily for expenses related to general over head and administration, launching and web site, web site maintenance, web site and data base development, server maintenance and costs associated with facilitating transactions between our customers and participating pawnshops. As such, we will need to raise at least $1,250,000 during the first half of 2000 to remove the going concern threat raised by our auditors.

We intend to raise additional financing through private placements of our equity or debt in the fourth quarter of 1999 and first quarter of 2000. We engaged Investor Relations Group to assist us in develop a strategy to raise additional financing and to provide investor relations services. Our relationship with IRG has been as follows:

     o    IRG assisted in defining our investor relations goals and objectives;

     o IRG assisted us in preparing a corporate fact sheet for distribution to targeted investment professionals and certain accredited investors;

     o IRG arranged periodic meetings with interested retail brokers, fund managers and investment advisers;

     o IRG provided potential investors with certain company approved due diligence/investor relations kits; and

     o IRG agreed to assist us in developing relationships with merchant and investment banks, private placement professionals and other intermediaries which could provide us with additional private placement financing;

We have presented our business concept and marketing strategy to several potential investors.

We anticipate we will require approximately $16 million to meet our cash requirements for the period from July 1, 2000 through December 31, 2000, and approximately $42 million to meet our cash requirements for the calendar year 2001. Our cash requirements for these periods will primarily be to satisfy expenses related to marketing our web site and web site and data base development costs. Our marketing costs are expected to constitute approximately 65% - 75% of our total budget for these periods. We intend to meet our cash requirements through revenues generated from our operations and private or public placements of our equity or debt. We have not had any discussions related to raising additional financing beyond our planned private placement in the fourth calendar quarter 1999, and have no definitive plan to raise such financing. Our auditors expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We estimate that our minimum cash requirement to remove the going concern threat raised by our auditor is approximately $7.5 million for the 18 month period from July 1, 2000 through December 31, 2001, primarily for expenses related to general over head and administration, web site maintenance, web site and data base development, server maintenance and costs associated with facilitating transactions between our customers and participating pawnshops.

In November 1999, we engaged Jefferies & Company, Inc., the principal operating subsidiary of Jefferies Group, Inc., as our financial advisor.

We cannot assure you that we will successfully obtain additional financing on acceptable terms, if at all. If we are unable to secure additional financing, we intend to concentrate our resources on developing our web site and intend to reduce the amount of resources we have budgeted for marketing our web site. Such a reduction may have a material adverse affect on our business and results of operations.

Year 2000

The Year 2000 issue arises with the change in century and the potential inability of information systems to correctly "rollover" dates to the new century. To save on computer storage space, many systems were programmed with a two-digit century (i.e. December 31, 1999 would appear as 12/31/99) assuming that all years would be part of the 20th century. On January 1, 2000, systems with this programming will default to 01/01/1900 instead of 01/01/2000, and calculations using or reporting the date will not be correct and errors will arise (the "Year 2000 Issue"). To prevent this from occurring, information systems need to be updated to ensure they recognize dates during and after the Year 2000.

The potential exists that we and each of our subsidiaries are exposed to a risk that certain aspects of their businesses will fail or suffer impairment as a result of internally operated or externally contracted hardware or software systems and services not being able to correctly "rollover" dates to the new century. The risk stems from our reliance on certain hardware, software and services to carry out the daily operation of our proposed respective businesses. The exposure may result from, amongst other things, the use of computers, general software and servers for office purposes and data storage; connections to and use of the services of Internet Service Providers and telephone companies for office purposes and customer and investor relations; the software underlying the operation of the Web site web site and the online business operations and the Registrant's servers.

We have only been operating and developing our business during the last four months and the office hardware, administrative general software, software development tools, servers and services of Internet Service Providers and telephone companies have been acquired during this period. As a result, and in oral consultation with the suppliers of this hardware, software and services, we believe the related systems that we intend, directly or indirectly, to use in our respective businesses are Year 2000 compliant. Our due diligence also included an evaluation of supplier provided technology and the implementation of new policies to require our suppliers to confirm in writing that they have disclosed and will correct Year 2000 compliance issues. We have not received written confirmation from all of our vendors. Although we are relying primarily on systems developed with current technology and on systems designed to be Year 2000 compliant, we may have to replace, upgrade or reprogram certain systems to ensure that all interfacing technology will be Year 2000 compliant when running jointly.

In the event that we incur expenses associated with resolving Year 2000 compliance issues, we intend to expense the operating costs as they are incurred and capitalize the capital costs as they are incurred. However, our purchases of hardware and general and specific purpose software have been relatively recent, and the more expensive of the hardware and general and specific software items that we have purchased are covered under warranties that will extend over the rollover period to January 1, 2000. As a result, we do not expect to incur any major operating or capital expenditures that would have a material impact on our financial condition or results of operations.

While we believe that our hardware and general and specific purpose software applications will be Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems will function adequately. In the worst case scenario, a Year 2000 problem would cause Internet systems to fail and we would not be able to commercially launch our web site. Such a failure would cause us to delay our commercial launch until the Internet is operational, and would have a material adverse affect on our business.

We do not currently anticipate any disruption in our operations as the result of the Year 2000 issue. We do not have any information concerning the Year 2000 compliance status of our suppliers and customers that would affect our operations. Any failure of our material systems, our vendors' material systems or the Internet to be Year 2000 compliant may have a material adverse effect on our business and results of operations.

In order to protect against the possibility of any material disruption in our operations as the result of the Year 2000 issue we have taken the following precautions:

- developed, initiated and maintained procedures that ensure that the information stored on the office computer hard drives are backed up on a regular basis and stored safely;

- copies of the source code for the special purpose software are maintained in secure offsite locations by the developers of the software;

- installed a backup server in Minden, Nevada at the headquarters of Banshee, Inc.; and

- implemented a policy of acquiring name brand hardware and retained experienced consultants upon whose warranties we believe that we can rely.

We do not believe the Year 2000 issue will have any material affect on our business or that we will have any material expenditures related to problems arising out of the Year 2000 issue.

ITEM 3:   QUANTITIATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company believes that it does not have any material exposure to interest or commodity risks. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.

Part II - OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against the Company. From time to time, the Company is a party to litigation and claims incident to the ordinary course of business. While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


     ITEM 5. OTHER INFORMATION

          None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               Exhibit Number      Description
               --------------      -----------
                  27.1             Financial Data Schedule

          b)   Reports on Form 8-K

               None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PAWNBROKER.COM, INC.


Date: December 17, 1999           By:   /s/ NEIL MCELWEE
                                      ------------------------------------------
                                      Name:    Neil McElwee
                                      Title:   Chief Executive Officer
                                      (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number      Description
--------------      -----------
    27.1            Financial Data Schedule