Form 10-Q
period 1999-12-31
PAWNBROKER COM INC
filed 2000-02-14
CIK 1058154

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

      For the quarterly period ended December 31, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ------------ to ------------ .

                         Commission file number 0-27215

                              PAWNBROKER.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      33-0794473
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                              85 Keystone, Suite F
                                  Reno, Nevada
                                      89503
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (775) 332-5048
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ------ -------

    The number of outstanding common shares, no par value, of the Registrant at December 31, 1999 was 16,914,750

================================================================================

                              PAWNBROKER.COM, INC.

                             INDEX TO THE FORM 10-Q

                For the quarterly period ended December 31, 1999

                                                                                                    Page
                                                                                                    ----
PART I -    FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS

            Consolidated Balance Sheets..............................................................F-2

            Consolidated Statements of Operations....................................................F-3

            Consolidated Statements of Cash Flows....................................................F-4

            Consolidated Statements of Changes in Stockholder's Equity ..............................F-5

            Notes to the Consolidated Financial Statements...........................................F-6

 ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................................................3

 ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.................................12

PART II -   OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS ........................................................................12

 ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................12

 ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ..........................................................12

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................12

 ITEM 5.    OTHER INFORMATION.........................................................................12

 ITEM 6.    Exhibits and Reports on Form 8-K..........................................................12

SIGNATURES  ..........................................................................................13


PART I -  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                              PAWNBROKER.COM, INC.

                       (formerly Digital Sign Corporation)

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      (Unaudited - Prepared by Management)

                                DECEMBER 31, 1999

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited - Prepared by Management)
AS AT DECEMBER 31, 1999
================================================================================

ASSETS
Current
    Cash                                                                                $      917,367
    Employee advances                                                                              900
    Prepaid expenses                                                                             2,206
                                                                                        --------------
                                                                                               920,473

Deposit                                                                                          1,313

Capital assets (Note 4)                                                                        379,327

Domain name (Note 5)                                                                           100,695
                                                                                        --------------
                                                                                        $    1,401,808
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                            $      176,123
                                                                                        --------------
Stockholders' equity
    Capital stock (Note 7)
       Authorized
              20,000,000  preferred stock with a par value of $0.00001
              50,000,000  common stock with a par value of $0.00001
       Issued and outstanding
          December 31, 1999 - 16,914,750 common shares                                             170
    Additional paid-in capital                                                               3,086,149
    Deficit accumulated during the development stage                                        (1,860,634)
                                                                                        --------------
                                                                                             1,225,685

                                                                                        $    1,401,808
=======================================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)
================================================================================


                                                                                 Cumulative
                                                                               Amounts From
                                                                                February 5,
                                                                                       1999       Nine Month     Three Month
                                                                            (Incorporation)     Period Ended    Period Ended
                                                                            to December 31,     December 31,    December 31,
                                                                                       1999             1999            1999
-----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                                             $      151,026    $    151,026     $     80,901
    Contract services                                                               158,868         158,868           75,136
    Consulting                                                                        9,709           9,709                -
    General and administrative                                                      121,215         121,215           82,146
    Management salaries and wages                                                   223,129         223,129          140,330
    Marketing and related expenses                                                  213,635         213,635           50,985
    Meals and entertainment                                                          19,841          19,841           14,571
    Professional fees                                                               114,998         114,998           80,213
    Promotion                                                                        72,677          72,677           36,851
    Rent                                                                            110,646         110,646           76,268
    Salary and wages                                                                321,840         321,840          227,483
    Advertising and related expense                                                 116,162         116,162          104,646
    Shareholder information and transfer agent fees                                  17,298          17,298              183
    Telephone                                                                        41,771          41,771           24,950
    Travel and related                                                              205,566         205,566          139,807
                                                                          -----------------  --------------   --------------
                                                                                 (1,898,381)     (1,898,381)      (1,134,470)

OTHER ITEM
    Interest income                                                                  37,747          37,747           15,517
                                                                          -----------------  --------------   --------------

Loss for the period                                                          $   (1,860,634)   $ (1,860,634)    $ (1,118,953)
=============================================================================================================================

Basic and diluted loss per common share (Note 3)                             $            -    $      (0.13)    $      (0.07)
=============================================================================================================================
Weighted average shares outstanding                                                       -      14,866,445       16,914,750
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

                                                                                    Cumulative
                                                                                  Amounts From
                                                                                   February 5,
                                                                                          1999       Nine Month
                                                                               (Incorporation)     Period Ended
                                                                               to December 31,     December 31,
                                                                                          1999             1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                         $   (1,860,634)   $  (1,860,634)
    Item not affecting cash:
       Amortization                                                                    151,026          151,026

    Net change in non-cash working capital items:
       Increase in employee advances                                                      (900)            (900)
       Increase in prepaid expenses                                                     (2,206)          (2,206)
       Increase in deposit                                                              (1,313)          (1,313)
       Increase in accounts payable and accrued liabilities                            170,935          170,935
                                                                               ---------------  ---------------

    Net cash used in operating activities                                           (1,543,092)      (1,543,092)
                                                                               ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                        (506,048)        (506,048)
    Purchase of domain name                                                           (125,000)        (125,000)
    Acquisition of cash on purchase of subsidiary                                        8,007            8,007
                                                                               ---------------  ---------------

    Net cash used in investing activities                                             (623,041)        (623,041)
                                                                               ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                           3,083,500        3,003,000
                                                                               ---------------  ---------------

    Net cash provided by financing activities                                        3,083,500        3,003,000
                                                                               ---------------  ---------------

Change in cash position for the period                                                 917,367          836,867

Cash position, beginning of period                                                           -           80,500
                                                                               ---------------  ---------------

Cash position, end of period                                                    $      917,367    $     917,367
================================================================================================================

Supplemental disclosure with respect to cash flows (Note 8)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
(Unaudited - Prepared by Management)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================



                                                                                                       Deficit
                                                                                                   Accumulated
                                                            Common Stock             Additional     During the          Total
                                                     -------------- -------------       Paid-in    Development  Stockholders'
                                                            Shares        Amount        Capital          Stage         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 1999                                        -     $       -     $        -    $         -     $        -

    Common stock issued for cash                         8,500,000            85         80,415              -         80,500
                                                     -------------  ------------  -------------  -------------  -------------

Balance, March 31, 1999                                  8,500,000            85         80,415              -         80,500

    Capital stock of Pawnbroker.com, Inc. at
       April 6, 1999                                     1,124,750            12         26,256              -         26,268

    Deficit of Pawnbroker.com, Inc. at
       April 6, 1999                                             -             -        (23,261)             -        (23,261)

    Common stock issued pursuant to the
       acquisition of Pawnbroker.com, Inc.
       (Nevada) (Note 6)                                 6,240,000            62              -              -             62

    Common stock issued for cash                         1,300,000            13      3,002,987              -      3,003,000

    Share cancellation                                    (250,000)           (2)          (248)             -           (250)

    Loss for the period                                          -             -              -     (1,860,634)    (1,860,634)
                                                     -------------  ------------  -------------  -------------  -------------

Balance, December 31, 1999                              16,914,750     $     170     $3,086,149    $(1,860,634)   $ 1,225,685
==============================================================================================================================





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
================================================================================


1.   ORGANIZATION OF THE COMPANY

     Digital Sign Corporation ("the Company"), a Delaware corporation, was incorporated on February 13, 1998. On February 14, 1998, the Company issued 100,000 (25,000 post-consolidation) common shares at par value for all of the issued and outstanding shares of Digital Signs, Inc. On April 6, 1999, the Company acquired all of the issued and outstanding shares of Eriko Internet Inc. in exchange for 34,000,000 (8,500,000 post-consolidation) common shares of the Company. On September 10, 1999, the Company consolidated its issued and outstanding shares of common stock on a four to one basis, from 38,499,000 issued and outstanding to 9,624,750 issued and outstanding. Effective June 14, 1999, the Company acquired all of the issued and outstanding shares of Pawnbroker.com, Inc. (a Nevada corporation), in exchange for 6,240,000 common shares of the Company. On June 10, 1999, the Company changed its name to Pawnbroker.com, Inc.

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 8,500,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements presented represent the consolidated financial position of the above Companies as at December 31, 1999 and the results of operations of Eriko for the nine month period ended December 31, 1999 and the period from February 5, 1999 (incorporation) to December 31, 1999 and the results of operations and cash flows of Pawnbroker.com, Inc., Pawnbroker.com, Inc. (Nevada) and Digital Signs Inc. from their deemed dates of acquisition during the period. The number of shares outstanding at December 31, 1999 as presented are those of Pawnbroker.com, Inc.

     The Company is a development stage electronic-commerce company created to provide retail customers with the ability to search for and acquire, via the Internet, merchandise in inventories of pawnshops throughout North America.

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 1999. The results of operations for the nine month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000.

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

     ==========================================================================

                                                                   December 31,
                                                                           1999

     --------------------------------------------------------------------------
     Deficit accumulated during the development stage           $   (1,860,634)
     Working capital                                                   744,350
     ==========================================================================

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
================================================================================


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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Accounting for derivative instruments and hedging activities

     In  September  1998,  the  Financial   Accounting  Standards  Board  issued
     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

     Stock-based compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 1999.

     Software development

     The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
================================================================================


4.   CAPITAL ASSETS

        =========================================================================================
                                                                      Accumulated             Net
                                                              Cost    Depreciation     Book Value
        -----------------------------------------------------------------------------------------
        Furniture and fixtures                        $    49,978     $     4,238     $    45,740
        Equipment and software                            456,070         122,483         333,587
                                                      ------------    -----------     -----------
                                                      $   506,048     $   126,721     $   379,327
        =========================================================================================

5.   DOMAIN NAME

        ===================================================================
                                                              December 31,
                                                                      1999
        -------------------------------------------------------------------
        Domain name                                         $      125,000
        Accumulated amortization                                    24,305
                                                            --------------
                                                            $      100,695
        ===================================================================

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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
================================================================================


6.   BUSINESS COMBINATIONS (cont'd...)

     Pawnbroker.com, Inc. (Nevada)

     On June 14, 1999, Pawnbroker acquired all of the issued and outstanding share capital of Pawnbroker.com, Inc., a Nevada corporation ("Pawnbroker -Nevada"). As consideration, Pawnbroker issued 6,240,000 common shares at a deemed value of $62, equal to the par value of the shares issued. As the acquisition of Nevada was deemed to be from a promoter of Pawnbroker, the purchase has been recorded at the historical cost of the net assets of Nevada, which approximate the par value of the shares issued.

7.   CAPITAL STOCK

     On May 19, 1999, a shareholder of Pawnbroker surrendered 250,000 shares of common stock which were initially issued as a part of the total shares issued for the acquisition of Eriko Internet Inc. Capital stock and contributed surplus have been reduced by $2 and $248 respectively to eliminate the values initially recorded on issuance.

     During the nine month period ended December 31, 1999, the Company issued 1,300,000 units through a private placement at a price of $2.31 per unit, for total proceeds of $3,003,000. Each unit consists of one common share and one-half of a share purchase warrant. One full share purchase warrant entitles the holder to acquire one additional common share at a price of $2.31 per share until June 23, 2000 and at a price of $2.90 per share until June 23, 2001.

8.   SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

    ========================================================================
                                                               December 31,
                                                                       1999
    ------------------------------------------------------------------------
    Cash paid for income taxes                               $           -
    Cash paid for interest                                               -
    ========================================================================

     Non-cash investing and financing transactions during the period from February 5, 1999 to December 31, 1999 were as follows:

     a) The Company issued 8,500,000 shares of common stock at a deemed value of $3,007 to acquire 100% of the outstanding of shares of Eriko Internet Inc.

     b)   The Company issued  6,240,000 shares of common stock at a deemed value
          of   $62   to   acquire   100%   of   the   outstanding    shares   of
          Pawnbroker.com-Nevada.

     c) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250, of which amount is included in accounts payable.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
DECEMBER 31, 1999
================================================================================


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

10.  SHARE PURCHASE WARRANTS

     As of December 31, 1999, there were 650,000 share purchase warrants outstanding to acquire one additional common share at a price of $2.31 per share until June 23, 2000 and at a price of $2.90 per share until June 23, 2001. See "Note 12. Subsequent Events."

11.  RELATED PARTY TRANSACTION

     During the nine month period ended December 31, 1999, the Company paid management salaries and wages of $223,129 to officers and directors of the Company.

12.  SUBSEQUENT EVENTS

     In February 2000, the Company issued 650,000 shares of common stock pursuant to the exercise of share purchase warrants at a price of $2.31 per share for gross proceeds to the Company of $1,501,500.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: our limited operating history, history of losses, risks associated with the development of technologies, risks involving the management of growth, risks associated with the Internet, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships, our ability to protect its intellectual property rights and the other risks and uncertainties detailed in our Securities and Exchange Commission filings, including our Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 3, 1999. "We," "our," "us" and the "Company" refer to Pawnbroker.com, Inc. and our subsidiaries.

Overview

We, Pawnbroker.com, Inc., were incorporated in the State of Delaware on February 13, 1998 under the name "Digital Sign Corporation" with an authorized share capital of 70,000,000 shares consisting of 20,000,000 Preferred shares of a par value of $0.00001 each and 50,000,000 Common shares of a par value of $0.0001 each.

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

On May 14, 1999, we acquired all of the issued and outstanding shares of Pawnbroker (Nevada). Pawnbroker (Nevada) was a shell company with no assets, liabilities, revenues or expenses. After we acquired Pawnbroker (Nevada), we undertook the process of designing, building and operating an Internet-based electronic-commerce Web site to provide retail customers with the ability to search for and acquire, via the Internet, merchandise in inventories of pawnshops throughout North America. At the time we acquired Pawnbroker (Nevada), our operations were insignificant.

The financial statements filed with our quarterly report on Form 10-Q and our management's discussion and analysis of financial condition and results of operation are for the period from February 5, 1999, the date of inception of Eriko Internet Inc., to December 31, 1999.

Our Business

We are in the development stage, which means we are in the process of developing our business and have no revenues from our operations and have not generated any profits. We intend to launch a web site designed to facilitate two distinct, yet related, types of transactions activities over the Internet:

     o Business-to-Consumer: We intend to facilitate the sale of items owned by pawnshops to retail consumers by providing online retail customers with a fundamentally new way to search for and buy merchandise from the inventories of pawnshops throughout North America.

     o Business-to-Business: We intend to facilitate transactions between pawnbrokers and other businesses, such as jewelers, merchandise brokers, dealers, supply wholesales and others, who wish to directly trade with our network of participating pawnbrokers.

Our web site is located at www.pawnbroker.com.

     Our Business-to-Consumer Concept

We are presenting our planned business-to-consumer services to pawnshops in the U.S. to create awareness and interest in Pawnbroker.com. We intend to enter into agreements with "brick-and-mortar" pawnshops with existing physical locations under which each participating pawnshop will agree to make certain items or all of their inventory available for purchase through Pawnbroker.com at prices established by the pawnshop or on a "make an offer" basis. Based on our discussion with potential participants, we believe that our Pawnbroker.com web site services will be particularly attractive to independent pawnshops and small pawnshop chains, who sell their merchandise exclusively through their physical locations and may be limited by the scope of their geographic market. We intend to generate revenues by charging pawnshops a transaction fee, ranging between 5% to 10% of the purchase price, on successfully completed transactions. Additional sources of revenue, such as advertising fees, are also contemplated.

We are currently in the process of completing the development of the software and technology related to our business. We are continuing to beta test our web site in December 1999 with approximately 30 beta test pawnshops who are assisted us with the testing of our software and web site by listing on average 250-500 items of merchandise on our web site. We are testing our software and website by facilitating mock transactions in which we (i) make offers for items of merchandise listed by the beta test pawnshops; (ii) facilitate mock counter-offers by the beta test pawnshop; (iii) facilitate mock acceptance of the order; (iv) adjust the inventory of listed merchandise and (v) track and measure the timing of the transaction. We are soliciting feedback from our beta test pawnshops to adjust our systems for the next phases of our testing.

While we complete beta tests and debug our software, we plan to launch our site to the general public in two phases:

1. Soft Launch: Our soft launch, which began at the end of January 2000, featured 10 pawnbrokers representing approximately 30 pawnshops. We expect it to grow to between 65 and 100 participating pawnshops by the end of February 2000. The general public is allowed to access general information about (i) the pawn industry, (ii) our web site, (iii) our participating pawnshops, (iv) our policies related to purchasing merchandise on our web site and our Pawnbroker.com Satisfaction Program and (iv) the schedule for our hard launch when they will be able to purchase merchandise on our web site. Pawnshops are able to (i) use Pawnbroker.com email; (ii) complete applications to become a participating pawnshop; (iii) upload inventory lists of merchandise to sell on our web site when we complete the hard launch of our web site; and (iv) access information specifically designed for pawnshops, including pawnshop regulatory information, instructions and guidelines related to listing merchandise for sale on our web site, our policies and procedures related to participating pawnshops and information posted on our web site by our participating pawnshops. Visitors are not able to purchase merchandise on our web site during our soft launch.

2. Hard Launch: Our hard launch is scheduled for April 2000 and is anticipated to feature between 150 and 250 participating pawnshops. At hard launch, our web site will facilitate transactions between visitors and our participating pawnshops, however, all planned services may not be operational. We anticipate that each participating pawnshop will feature approximately 250 to 500 items for sale on our pawnbroker.com web site. We cannot assure you that the hard launch will not be delayed. Nor can we be certain that features and functionality that pawnbrokers, consumers or we need to manage the business will be in place when the hard launch occurs.

Our goal is to have a total of up to 2,000 participating pawnshops offering an average of 200-500 items each by December 2000.

We have presented our web site concept to over 3,000 pawnshops at conventions and tradeshows and have oral expressions of interest or requests for additional information from approximately 2,000 pawnshops. We do not intend to enter into any definitive agreements with pawnshops until we have completed the beta testing of our web site and the further refining of our technologies. We cannot assure you that we will successfully complete the development of the technology required to launch our web site or enter into any definitive agreements with pawnshops as planned, if at all, or that we will generate sufficient revenues to become profitable.

          Our Business-to-Consumer Technology

Participating pawnbrokers will be able to run our Pawnbroker.com software on any PC with a web browser. We will recommend the use of a digital camera to display pictures of merchandise on our web site.

Our web site will include an automated, easy-to-use search and retrieval system that is designed to make purchasing merchandise on our Pawnbroker.com web site easy and popular. We plan to incorporate visual displays on our web site that permit a visitor to view pictures of merchandise and interactive capabilities that allow buyers to make offers on merchandise at any point in their visit.

          Our Business-to-Consumer Marketing Strategy

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

We intend to increase repeat purchases and build loyalty to our service by using post-sale marketing techniques including follow-up email messages to remind customers of our web site and personalized services that will allow visitors to
(i) request merchandise that is not listed for sale on our web site, (ii) notification by email when a particular item of merchandise is available on our web site, and (iii) automatic email reminders of specific occasions like birthdays, holidays or anniversaries. Our planned consumer marketing strategy consists of both online and offline (radio, print, billboards, etc.) marketing campaigns that is planned to commence with the hard launch of our web site, and are targeted to reach demographic segments of consumers who we believe are most likely to visit our site. The goal of our consumer marketing strategy is to build brand recognition, build traffic to our site, and encourage visitors to purchase items on the site. By establishing a strong business-to-consumer marketing campaign, we believe we can attract additional pawnshops to list items for sale on our web site.

We have implemented a marketing strategy directed at pawnbrokers, which includes the use of telemarketing, CD-ROM presentations and presentations of our Pawnbroker.com concept to pawnshops by our Industry Council members. We plan to make marketing presentations to approximately 285 pawnbrokers representing approximately 620 stores.

     Anticipated Business-to-Consumer Revenues

Our revenues will depend on transaction fees, ranging from 5% to 10% of the purchase price, paid by pawnshops for successful transactions completed with purchasers. We anticipate that the number of transactions facilitated on Pawnbroker.com will increase and decrease during certain times of the year, similar to the sales fluctuations experienced by physical pawnshops in their retail sales. Based on our management's experience in the pawnshop industry, we anticipate our sales will be higher during the periods immediately prior to Christmas, Valentine's Day, Mother's Day and Father's Day than during other times of the year. We cannot assure you that we will generate sufficient revenues from transaction fees to achieve commercial viability.

     Our Business-to-Business Concept

We believe that our daily interaction with our participating pawnshops will create a unique opportunity for us to facilitate transactions between businesses, such as jewelers, merchandise brokers, dealers, supply wholesales and others, and our network of participating pawnbrokers. We intend to develop a non-public area on our web site designed exclusively for the pawnbroker industry to facilitate business-to-business transactions between businesses that desire to target market their products or services to the pawnbroker industry and our participating pawnshops. We believe that our business-to-business strategy will allow us to generate additional revenues. Our business-to-business concept is in the conceptual stage. We anticipate we will generate revenues from access fees, listing fees and commissions on transactions.

Based on our discussions with more than 50 potential advertisers, including insurance companies and pawnbroker industry suppliers, we believe that we may be able to earn additional revenues by selling banner ads, promotional opportunities, and achievement of transactional fees from suppliers selling to pawnbrokers. We cannot assure you that our web site will generate sufficient traffic to allow us to sell any advertising or that if we sell advertising, we will generate any material revenues from such sales.

In addition, we plan to license a point-of-sale & inventory management application that will be designed to allow participating pawnshops to seamlessly post items in their inventory database for sale on our web site and to manage their in-store and online inventory in an effective, efficient manner.

     Our Operating Plan

We have no revenues from our operations and we have a history of losses. As of December 31, 1999, we had an accumulated deficit of $1,860,634. Subsequent to December 31, 1999, on February 11, 2000, we received $1,501,500 from the issuance of 650,000 shares of our common stock at $2.31 per share pursuant to the exercise of special warrants. See "Liquidity and Capital Resources - Subsequent Events."

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

We anticipate we will raise additional financing through private placements of our equity or debt during the second quarter of calendar 2000. We have engaged Jefferies and Company to advise us on financial matters. We cannot assure you that we will successfully complete any private placements or that we will obtain additional financing to implement our business plans on acceptable terms, if at all.

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

Summary of Financial Data

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company:

                                                                                       Period from
                                                                                     February 5, 1999
                                                      Three months ended              (inception) to
                                                      December 31, 1999             December 31, 1999
                                                  ----------------------------   -------------------------
                                                          (Unaudited)                  (Unaudited)
                                                  ----------------------------   -------------------------
Revenue                                                 $          --                 $         --
Operating expenses

   Consulting fees, salaries and wages, etc....               442,949                      713,546
   General and administrative/Overhead.........               288,810                      384,348
   Sales and marketing ........................               241,414                      517,165
   Shareholder communication and transfer
   agent fees..................................                   183                       17,298
   Professional fees...........................                80,213                      114,998
   Amortization of intangible assets...........                80,901                      151,026
                                                  ----------------------------   -------------------------
                                                            1,134,470                    1,898,381
                                                  ----------------------------   -------------------------
Operating income (loss)......................           $  (1,134,470)                $ (1,898,381)

Other income ................................
   Interest....................................         $      15,517                 $     37,747

Net income (loss)..............................         $  (1,118,953)                $ (1,860,634)
                                                  ============================   =========================

Results of Operations

We expect expenses related to research and development and administrative expenses to continue to be a material component of our expenses during the start-up phase of our development. We also anticipate that expenses related to marketing and sales will increase substantially during our fourth fiscal quarter ending March 31, 2000 and continuing thereafter as we begin an extensive campaign to market and promote our Pawnbroker.com Web site and develop strategic alliances with participating pawnshops.

During the three month period ended December 31, 1999, we began staffing our own in-house development team to further develop our technologies and software. Prior to this, we had relied upon Banshee, Inc to develop the software and the e-commerce architecture for the in-store item listing component, the Pawnbroker.com database and our pawnbroker.com web site. Our management evaluated our relationship with Banshee and determined that it was in the company's best interest to terminate the relationship.

We hired Mr. Vahid Rafizadeh as our Chief Technical Officer in September 1999 whereupon he began to develop both a technology plan and a staff to develop of our web site and related technologies. We intend to use currently available technology and products and to contract out most technical services required for customization. We also intend to retain proprietary rights to the property embodied in our technology including, wherever possible, source code, and to maintain a continual right to use the system for our purposes. Delays in the implementation of our technology plan are possible, which would have an adverse impact on our business plan.

Three Months Ended December 31, 1999

     Revenues. We had no revenues from operations. Our loss during our three month period ended December 31, 1999 of $1,118,953 was as a result of costs associated with developing our business plan, research and development expenditures related to the development of our Pawnbroker.com web site and technologies and general overhead and administrative expenses. We anticipate that our expenses and losses will increase as we increase our web site development and marketing efforts.

     Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, salaries and wages during our three-month period ended December 31, 1999 was $442,949. Specifically, we paid consultant and contract service fees of $75,136 for assistance related to the evaluation and development of our Internet business strategies. We also paid salaries and wages in the amount of $227,483 to our regular employees and $140,330 to our management. We anticipate that expenses related to compensation to personnel and consultants will increase substantially during the remainder of our fiscal year and through December 2001, as we hire additional employee to provide services in the areas of technology development, customer service, sales, marketing, administration and systems maintenance. We intend to continue committing a significant portion of our working capital to completing the development and the soft launch of our web site in January 2000 and the hard launch of our web site by April 2000. Thereafter, we intend to commit a significant portion to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses for future periods.

     General and Administrative/Overhead. General and administrative and overhead expenses were $288,810 for the three-month period ended December 31, 1999. During the period we expanded administrative activity to support the development of our business, including general expenses of $82,146, travel and entertainment expense of $90,875, meals and entertainment expense of $14,571, rent expense of $76,268 and telephone expenses of $24,950. We hired Mr. Neil McElwee as our Chief Executive Officer. We opened our research and development office in Pennsylvania and, in January 2000, opened our new corporate headquarters in the Silicon Valley area of California. The new California office will increase monthly rent expense by approximately $7,000; we believe the lease rate is competitive for that region. We expect that the dollar amounts spent on overhead will continue to increase as we expand our customer service operations and other administrative requirements increase to support our business growth

     Sales and Marketing. Sales and marketing expenses were $241,414 for the three months ended December 31, 1999. Marketing, sales and technical support personnel supported our increased marketing activities by attending Pawnbroker industry tradeshows and marketing our Web based marketing concept to the pawnbroker industry. We hired Mr. Dan McElwee, the brother of Neil McElwee, our CEO, as our Senior Vice President of Sales and Marketing. Our sales and marketing expenses included expenses related to general marketing expenses of $50,985, promotion expenses of $36,851 were incurred to increase awareness, and advertising and related of $104,646. Travel expense of $48,932 were generally related to presentations of the Pawnbroker.com concept to pawnbrokers throughout the USA in order to recruit pawnbrokers to our site and to encourage them to list their inventory items on our site prior to, and after, launch. During the quarter ended December 31, 1999, we participated in trade shows and held several off-site meetings with staff and industry advisers. Marketing expenses, in general, are related to the early development of creative concepts for a consumer advertising campaign, including the conducting of focus group research on the concepts around the country with selected consumer groups.

     We anticipate that our sales and marketing expenses will increase substantially after we launch our web site and begin promotional campaigns targeted at buyers of merchandise. In addition, our efforts prior to our hard launch are anticipated to increase substantially as we continue our marketing efforts to the pawnbroker industry. These efforts will accelerate rapidly as we grow closer to our launch date so that we can be assured of having adequate inventory listed by pawnbrokers to meet the anticipated consumer demand.

     Professional Fees. During the three months ended December 31, 1999, we paid professional fees of $80,213 related to legal and accounting services, principally in connection with the filing of our Form 10 registration statement with the Securities and Exchange Commission.

     Other Income. During the three months ended December 31, 1999, we earned interest income on short-term deposits of $15,517.

The Period from February 5, 1999 (inception) to December 31, 1999

     Revenues. We had no revenues from operations. Our loss during the period from our inception to December 31, 1999 of $1,860,634 was as a result of costs associated with corporate acquisition expenses, developing our business plan, research and development expenditures related to the development of our Pawnbroker.com web site and technologies and general overhead and administrative expenses. We anticipate that our expenses and losses will increase as we increase our web site development and marketing efforts.

     Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, management fees, salaries and wages during the period from our inception to December 31, 1999 was $713,546. During this period, we paid consultants fees of $9,709 and contract service fees of $158,868 to outside consultants for assistance related to the evaluation and development of our Internet business strategies. We paid salaries and wages in the amount of $321,840 to our employees and $223,129 to our management. We anticipate that expenses related to compensation to personnel and consultants will increase substantially during the remainder of our fiscal year and through December 31, 2001, as we hire additional employee to provide services in the areas of technology development, customer service, sales, marketing and systems maintenance. We intend to continue committing a significant portion of our working capital to completing the development and the soft launch of our web site in January 2000 and the hard launch of our web site by April 2000. Thereafter, we intent to commit a significant portion of enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses for future periods.

     General and Administrative/Overhead. General and administrative and overhead expenses were $384,348 for the period from our inception to December 31, 1999. During the period we expanded administrative activity to support the development of our business, including general expenses of $121,215, travel expense of $90,875, meals and entertainment expense of $19,841, rent expense of $110,646 and telephone expenses of $41,771. The amount spent on general and administrative expense will increase as the Company expands its customer service operations, establishes new corporate headquarters in the Silicon Valley area of California (office leased rented in January 2000), expands its research and development office in Pennsylvania and other administrative requirements increase to support projected growth.

     Sales and Marketing. Sales and marketing expenses were $517,165 for the period from our inception to December 31, 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting our increased marketing activities related to attending Pawnbroker industry tradeshows and marketing our Web based marketing concept to the pawnbroker industry. Our sales and marketing expenses included expenses related to general marketing expenses of $213,635, promotion expenses of $72,677, advertising and related expenses of $116,162 and travel costs of $114,691. We anticipate that our sales and marketing expenses will increase substantially after we launch our web site and begin promotional campaigns targeted at buyers of merchandise. In addition, our efforts prior to our hard launch scheduled for April 2000 are anticipated to increase substantially as we continue our marketing efforts to the pawnbroker industry.

     Shareholder Communications and Transfer Agent Fees. During the period from our inception on February 5, 1999 to December 31, 1999, expenses related to providing shareholder communication and expenses related to transfer agent fees were $17,298.

     Professional Fees. During the period from our inception to December 31, 1999, we paid professional fees of $114,988 related to legal and accounting services in connection with our acquisition of Pawnbroker (Nevada), corporate matters, preparing an audit and the filing of our Form 10 registration statement with the Securities and Exchange Commission.

     Other Income. During the period from our inception to December 31, 1999 we earned interest income $37,747 on short-term deposits.

Liquidity and Capital Resources

As at December 31, 1999 we have $917,367 in cash or term deposits. We will need to raise additional financing to fund our operations and intend to raise such financing through private equity or debt offerings during the next fiscal quarter; however, we cannot assure you that we will acquire this financing on acceptable terms, if at all.

Since our inception on February 5, 1999, we raised net cash from financing of $3,083,500 through private placements of our common stock. Since our inception on February 5, 1999 to December 31, 1999, we used net cash of $2,166,133. We received no cash from our operations during these periods, and our use of cash during such periods were primarily as a result of expenses related to research and development of our web site, expenses related to marketing and promotion, salary expenses, professional fees and expenses related to general administrative expenses and overhead.

Subsequent to December 31, 1999, on February 11, 2000, we issued 650,000 new shares of our common stock at $2.31 per share, to generate an aggregate amount of $1,501,500 in cash. The share issuance resulted from the exercise of share purchase warrants that were issued and outstanding in December 1999. The terms of the warrants allowed holders to acquire one common share at a price of $2.31 per share until June 23, 2000 and at a price of $2.90 per share until June 23, 2001. No warrants remain outstanding after the February 2000 exercise.

During the period from our inception on February 5, 1999 to June 30, 1999, we applied cash of $414,618 towards the purchase of capital assets and $125,000 towards the purchase of the domain names "pawnbroker.com" and "pawnbrokers.com".

We are preparing an operating budget in connection with our efforts to raise additional equity capital. We cannot assure you that our actual expenditures will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

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

We estimate that we will be required to raise approximately $5 million in additional capital during the first calendar quarter 2000 to meet our anticipated cash needs during the first two calendar quarters of 2000. In their independent auditor's report dated November 2, 1999, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. The $1.5 million in cash we received as a result of the February 2000 exercise of warrants is not sufficient, in and of itself, to address concerns of adequate capital, given our present and expected levels of expenditures.

We intend to raise additional financing through private placements of our equity or debt by our fourth fiscal quarter, which ends March 31, 2000. We engaged Investor Relations Group to assist us in develop a strategy to raise additional financing and to provide investor relations services. Our relationship with IRG has been as follows:

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

We anticipate we will require approximately $16 million to meet our cash requirements for the period from July 1, 2000 through December 31, 2000, and approximately $42 million to meet our cash requirements for the calendar year 2001. Our cash requirements for these periods will primarily be to satisfy expenses related to marketing our web site and web site and data base development costs. Our marketing costs are expected to constitute approximately 65% - 75% of our total budget for these periods. We intend to meet our cash requirements through revenues generated from our operations and private or public placements of our equity or debt. We have not had any discussions related to raising additional financing beyond our planned private placement in the in the first half of calendar 2000 and have no definitive plan to raise such financing. Our auditors expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We estimate that our minimum cash requirement to remove the going concern threat raised by our auditor is approximately $7.5 million for the 18 month period from July 1, 2000 through December 31, 2001, primarily for expenses related to general over head and administration, web site maintenance, web site and data base development, server maintenance and costs associated with facilitating transactions between our customers and participating pawnshops.

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

Subsequent Events

Subsequent to December 31, 1999, on February 11, 2000, we issued 650,000 shares of our common stock at $2.31 per share, for an aggregate amount of $1,501,500 in cash. The share issuance resulted from the exercise of share purchase warrants that were issued and outstanding in December 1999. The terms of the warrants allowed holders to acquire one common share at a price of $2.31 per share until June 23, 2000 and at a price of $2.90 per share until June 23, 2001. No warrants remain outstanding after the February 2000 exercise.

As a result of the February 11, 2000 the warrant exercise, we had a working capital of approximately $1.2 million on February 11, 1999. We believe our working capital position is sufficient to support our capital requirements of our hard launch, scheduled for April 2000. However, until we are able to raise additional working capital, we may be required to delay the implementation of important elements of our growth plan, including the marketing our web site prior to its launch.

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

The potential exists that we and each of our subsidiaries are exposed to a risk that certain aspects of their businesses will fail or suffer impairment as a result of internally operated or externally contracted hardware or software systems and services not being able to correctly "rollover" dates to the new century. The risk stems from our reliance on certain hardware, software and services to carry out the daily operation of our proposed respective businesses. The exposure may result from, amongst other things, the use of computers, general software and servers for office purposes and data storage; connections to and use of the services of Internet Service Providers and telephone companies for office purposes and customer and investor relations; the software underlying the operation of the Web site web site and the online business operations and our servers.

We completed a review of our systems on January 3, 2000, and determined that our systems were Year 2000 compliant. We have continued to monitor our systems and do not anticipate we will experience any material Year 2000 problems. We have not received any reports from any of our third party vendors related to Year 2000 that will affect our business. However, we cannot assure you that no Year 2000 problems will occur in the future. In the event that we incur expenses associated with resolving Year 2000 compliance issues, we intend to expense the operating costs as they are incurred and capitalize the capital costs as they are incurred.

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

          None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

     ITEM 5.  OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits

          27.1 Financial Data Schedule

          b) Reports on Form 8-K

               None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PAWNBROKER.COM, INC.



Date: February 14, 2000         By: /s/ NEIL MCELWEE
                                    -------------------------------------------
                                Name: Neil McElwee
                                Title: Chief Executive Officer
                                       (Principal Financial and Accounting
                                          Officer)