Form 10-Q/A
period 1999-12-31
PAWNBROKER COM INC
filed 2000-02-16
CIK 1058154

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   ------------------------------------------
                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

The financial statements filed with our quarterly report on Form 10-Q and our management's discussion and analysis of financial condition and results of operation are for the period from April 1, 1999 to December 31, 1999.

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

2. Hard Launch: Our hard launch is scheduled for March 2000 and is anticipated to feature between 150 and 250 participating pawnshops. At hard launch, our web site will facilitate transactions between visitors and our participating pawnshops, however, all planned services may not be operational. We anticipate that each participating pawnshop will feature approximately 250 to 500 items for sale on our pawnbroker.com web site. We cannot assure you that the hard launch will not be delayed. Nor can we be certain that features and functionality that pawnbrokers, consumers or we need to manage the business will be in place when the hard launch occurs.

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

Summary of Financial Data

     The following table sets forth, for the periods indicated, certain components of the selected financial data of the Company:

                                                      Three-month period             Nine-month period
                                                    ended December 31, 1999       ended December 31, 1999
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

     Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, salaries and wages during our three-month period ended December 31, 1999 was $442,949. Specifically, we paid consultant and contract service fees of $75,136 for assistance related to the evaluation and development of our Internet business strategies. We also paid salaries and wages in the amount of $227,483 to our regular employees and $140,330 to our management. We anticipate that expenses related to compensation to personnel and consultants will increase substantially during the remainder of our fiscal year and through December 2001, as we hire additional employee to provide services in the areas of technology development, customer service, sales, marketing, administration and systems maintenance. We intend to continue committing a significant portion of our working capital to completing the development and the soft launch of our web site in January 2000 and the hard launch of our web site in March 2000. Thereafter, we intend to commit a significant portion to enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses for future periods.

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

The Nine-month Period from April 1, 1999 to December 31, 1999

     Revenues. We had no revenues from operations. Our loss during the nine-month period from April 1, 1999 to December 31, 1999 of $1,860,634 was as a result of costs associated with corporate acquisition expenses, developing our business plan, research and development expenditures related to the development of our Pawnbroker.com web site and technologies and general overhead and administrative expenses. We anticipate that our expenses and losses will increase as we increase our web site development and marketing efforts.

     Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, management fees, salaries and wages during the nine-month period ended December 31, 1999 was $713,546. During this period, we paid consultants fees of $9,709 and contract service fees of $158,868 to outside consultants for assistance related to the evaluation and development of our Internet business strategies. We paid salaries and wages in the amount of $321,840 to our employees and $223,129 to our management. We anticipate that expenses related to compensation to personnel and consultants will increase substantially during the remainder of our fiscal year and through December 31, 2001, as we hire additional employee to provide services in the areas of technology development, customer service, sales, marketing and systems maintenance. We intend to continue committing a significant portion of our working capital to completing the development and the soft launch of our web site in January 2000 and the hard launch of our web site in March 2000. Thereafter, we intent to commit a significant portion of enhance existing products and develop new products, resulting in an anticipated increase in the dollar amounts of research and development expenses for future periods.

     General and Administrative/Overhead. General and administrative and overhead expenses were $384,348 for the nine-month period ended December 31, 1999. During the period we expanded administrative activity to support the development of our business, including general expenses of $121,215, travel expense of $90,875, meals and entertainment expense of $19,841, rent expense of $110,646 and telephone expenses of $41,771. The amount spent on general and administrative expense will increase as the Company expands its customer service operations, establishes new corporate headquarters in the Silicon Valley area of California (office leased rented in January 2000), expands its research and development office in Pennsylvania and other administrative requirements increase to support projected growth.

     Sales and Marketing. Sales and marketing expenses were $517,165 for the nine-month period ended December 31, 1999. The increase was primarily due to an increase in marketing, sales and technical support personnel supporting our increased marketing activities related to attending Pawnbroker industry tradeshows and marketing our Web based marketing concept to the pawnbroker industry. Our sales and marketing expenses included expenses related to general marketing expenses of $213,635, promotion expenses of $72,677, advertising and related expenses of $116,162 and travel costs of $114,691. We anticipate that our sales and marketing expenses will increase substantially after we launch our web site and begin promotional campaigns targeted at buyers of merchandise. In addition, our efforts prior to our hard launch scheduled for March 2000 are anticipated to increase substantially as we continue our marketing efforts to the pawnbroker industry.

     Shareholder Communications and Transfer Agent Fees. During the nine-month period ended December 31, 1999, expenses related to providing shareholder communication and expenses related to transfer agent fees were $17,298.

     Professional Fees. During the nine-month period ended December 31, 1999, we paid professional fees of $114,988 related to legal and accounting services in connection with our acquisition of Pawnbroker (Nevada), corporate matters, preparing an audit and the filing of our Form 10 registration statement with the Securities and Exchange Commission.

     Other Income. During the nine-month period ended December 31, 1999, we earned interest income $37,747 on short-term deposits.

Liquidity and Capital Resources

As at December 31, 1999, we had $917,367 in cash or term deposits. We will need to raise additional financing to fund our operations and intend to raise such financing through private equity or debt offerings during the next fiscal quarter; however, we cannot assure you that we will acquire this financing on acceptable terms, if at all.

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

As a result of the February 11, 2000 the warrant exercise, we had a working capital of approximately $1.2 million on February 11, 1999. We believe our working capital position is sufficient to support our capital requirements of our hard launch, scheduled for March 2000. However, until we are able to raise additional working capital, we may be required to delay the implementation of important elements of our growth plan, including the marketing our web site prior to its launch.

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

                                PAWNBROKER.COM, INC.



Date: February 16, 2000         By: /s/ NEIL MCELWEE
                                    -------------------------------------------
                                Name: Neil McElwee
                                Title: Chief Executive Officer
                                       (Principal Financial and Accounting
                                          Officer)