Form 10-K
period 2000-03-31
PAWNBROKER COM INC
filed 2000-06-30
CIK 1058154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

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

                  Registrant's telephone number: (775) 332-5048

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
        None                                            None

           Securities registered pursuant to Section 12(g) of the Act:

                      common stock, with $0.00001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Registrant's Common Shares held by non-affiliates as of June 27, 2000 was approximately $19,669,625. The number of shares of the Registrant's Common Shares outstanding as of June 30, 2000 was 17,654,750.

NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Registrant to be materially different from any future results or achievements of the Registrant expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Registrant's limited operating history; history of losses; risks involving new product development; competition; management of growth and integration; risks of technological change; the Registrant's dependence on key personnel, marketing relationships with pawnshops and third party suppliers; the Registrant's ability to protect its intellectual property rights; government regulation of Internet commerce and the pawn industry; economic and political factors; dependence on continued growth in use of the Internet; risk of technological change; capacity and systems disruptions; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under "Description of Business - Risk Factors" in this annual report. Certain of the forward looking statements contained in this registration statement are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

                              PAWNBROKER.COM, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



NOTE REGARDING FORWARD LOOKING STATEMENTS.........................................................................i

Part I............................................................................................................1

   Item 1:  BUSINESS..............................................................................................1
   Item 2:  PROPERTIES...........................................................................................22
   Item 3.  LEGAL PROCEEDINGS....................................................................................22
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................22

Part II..........................................................................................................23
   Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS...............................23
              PRICE RANGE OF COMMON STOCK........................................................................23
   Item 6.  RECENT SALES OF UNREGISTERED SECURITIES..............................................................23
   Item 7.  SELECTED FINANCIAL DATA..............................................................................26
   Item 8.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................27
   Item 7A. QUANTIIATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK..........................................31
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................31
   Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................31

PART III.........................................................................................................31
   Item 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES.....................................................31
   Item 11.  EXECUTIVE COMPENSATION..............................................................................34
   Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................38
   Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS................................................39

PART IV..........................................................................................................40
   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................40


                                     Part I

Item 1:  BUSINESS

OVERVIEW

     We, Pawnbroker.com, Inc., are a development stage company, which means we are in the process of developing our business and have no revenues from our operations. We have not generated any profits. We have developed and launched a web site that provides online customers a fundamentally new method to search for and buy merchandise from the inventories of pawnshops. Our web site is located at www.pawnbroker.com.

Our Retail Solution

     We completed the initial development of the software and technology related to our business and began the beta test of our web site in December 1999 with approximately 65 pawnshops. In March 2000, we launched a pilot version of our web site featuring limited inventory from 245 pawnbrokers representing 387 participating pawnshops. In June 2000, we launched the commercial version of Pawnbroker.com featuring 317 pawnbrokers representing 492 pawnshops.

     Our web site allows participating "brick-and-mortar" pawnshops to list merchandise for sale using one of three methods:

          o Firm Price: Allowing customers to purchase merchandise at an established price;

          o Negotiation: Offering merchandise at a list price and allowing customers to submit a counter offer and negotiate a lower price; or

          o Free Fall: Offering merchandise at a "free fall" price, an initial price set by the pawnbroker that declines in incremental amounts by the week, day, or hour.

     Pawnbroker.com features items of merchandise from the inventories of pawnshops, including merchandise such as jewelry, consumer electronics, tools, collectibles, coins, cameras and musical instruments. We do not post firearms, adult materials or other potentially illegal merchandise for sale on our web site.

     Pawnbroker.com is designed to facilitate seamless, secure transactions, unlike other existing systems that require buyers to visit other web sites or contact the pawnshop directly to complete a secure transaction. We have an automated, easy-to-use search and retrieval system that is designed to make purchasing merchandise on our Pawnbroker.com web site easy and popular. We incorporate visual displays permitting visitors to view pictures of merchandise and interactive capabilities that allow buyers to make offers on merchandise at any point in their visit.

     We offer a 10-day money-back Pawnbroker.com Satisfaction Program, which allows purchasers to return merchandise within 10-days of receipt for a full refund. Our Pawnbroker.com Satisfaction Program is designed to ensure customer satisfaction with merchandise purchased on our web site. See "Our Pawnbroker.com Satisfaction Program."

     We have presented Pawnbroker.com to over 4,300 pawnshops at conventions and tradeshows and have oral expressions of interest or requests for additional information from approximately 3,500 pawnshops. We currently have over 317 registered member pawnbrokers representing 492 pawnshops. Our goal is to have a total of up to 2,000 participating member pawnshops offering an average of 475 items each by December 2000. There can be no assurance that we will continue to register member Pawnbrokers to our web site as planned or that we will generate sufficient revenues to become profitable.

     Participating Pawnbrokers are able to run our Pawnbroker.com software on web-ready PCs. We also recommend the use of a digital camera to display pictures of merchandise on our web site. See "Participating Pawnbroker Systems Requirements."

       We intend to generate revenues from several sources, including:

          o transaction fees, ranging between 5% to 10% of the purchase price, in successfully completed transactions beginning in the Summer 2000;
          o    charging our participating pawnshops listing and membership fees;
          o membership fees from suppliers of services and merchandise that desire access to our participating pawnshops;
          o transaction fees for transactions facilitated through our web site between suppliers of services and merchandise and our participating pawnshops;
          o    transaction  fees  for  inventory  consigned  and sold on our web site;
          o    promotional and advertising fees for banner ads and promotions;
          o licensing fees for point-of-sale and inventory management applications that we intend to develop; and
          o    fees for marketing services.

     We use post-sale marketing techniques to increase repeat purchases and build loyalty to our service including:

          o    follow-up email messages to remind customers of our web site;
          o request services to locate merchandise that is not listed for sale on our web site;
          o email notification when a particular item of merchandise is available on our web site; and
          o automatic email reminders of specific occasions like birthdays, holidays or anniversaries.

     We anticipate that the number of transactions facilitated on our web site will increase and decrease during certain times of the year, similar to the sales fluctuations experienced by physical pawnshops in their retail sales. Based on our management's experience in the pawnshop industry, we anticipate our sales will be higher during the periods immediately prior to Christmas, Valentine's Day, Mother's Day and Father's Day than during other times of the year.

     We compete in the highly competitive Internet commerce industry. We compete against companies that have substantially greater financial, technical and other resources than us. Several competitors already have established web sites, brand names, strategic relationships with advertisers and other web sites and user loyalty, all of which create a competitive advantage over us. We only recently launched our web site and have not yet begun the process of developing our brand name or promoting our web site. During the first half of 2000, several Internet related companies with retail concepts have failed or been acquired by larger competitors. Competitive pressures, lack of adequate financing and failure to gain market acceptance are some of the factors that have caused such companies to fail. We face these same challenges, and we cannot guarantee that we will be able to compete effectively or that we will ever generate sufficient revenues from our operations to make our business commercially viable.

Industry Background

     The Internet is an increasingly significant global interactive medium for communications, content and commerce. Growth in Internet usage has been fueled by a number of factors, including

          o the large and growing base of personal computers in the workplace and home,
          o    advances in the performance of personal computers and modems,
          o    improvements  in network  systems and  infrastructure,

          o    readily available and lower cost access to the Internet,
          o    increased   awareness  of  the  Internet  among   businesses  and
               consumers,
          o increased volume of information and services offered on the Web, and
          o    reduced security risks in conducting transactions online.

     We believe that the growing adoption of the Internet represents an opportunity for businesses to conduct commerce electronically without borders over the Internet.

     The Pawnshop Industry

     According to information available from the National Pawnbroker's Association, the pawnshop industry in the United States is a growing industry. Pawnshops are primarily regulated by state and local laws. Based on information available from the National Pawnbroker's Association, we believe that the majority of pawnshops are owned by individuals operating one to three locations, and that the pawnshop industry is fragmented and comprised primarily of several thousand independent "mom and pop" pawnshops operating less than three stores. In recent years, several operators have begun to develop multi-unit chains through acquisitions and new store openings. The four largest publicly traded pawnshop companies are EZCorp, Inc., First Cash, Inc., U S Pawn Inc. and Cash America, collectively operating approximately 1000 stores in the United States.

     Each of the publicly traded pawnshop companies are, or are in the process of, offering merchandise on the Internet through company-owned web sites. In addition, there are several independent pawnshops that are offering merchandise on the Internet through their own web sites. We also believe that pawnshops may be offering merchandise on auction-type web sites such as eBay, Amazon, Bidz, First Auction, Surplus Auction and uBid. Several pawnshops advertise on web sites that post links to pawnshop web sites, such as Pawn Shop Links, and classified ad web sites. We do not believe there is currently a web site that compiles the inventory of participating pawnshops into a single searchable database and that offers the transaction clearing capabilities of our Pawnbroker.com web site.

     Based on management's experience, we believe that several characteristics of the traditional pawnshop industry have created inefficiencies in the industry. Brick-and-mortar based pawnshops must make significant investments in credit capital, inventory, real estate and personnel for each retail location. Further, because most pawnshops obtain most of their inventory locally, they must contend with the logistical problems of matching pawned merchandise to unpredictable demand for such merchandise. We believe the growth of the Internet has facilitated the development of solutions to some of these traditional problems and will lead to growth and efficiencies in the pawnshop industry.

     Competition

     We intend to compete with a number of other companies with substantially greater financial, technical and human resources than us. Our competitors, in connection with the sale of merchandise, include numerous brick-and-mortar retail and wholesale stores, including jewelry stores, discount retail stores, consumer electronics stores, pawnshops, and other retailers of new and previously-owned merchandise. Competitive factors in our business include:

          o the ability to provide the customer with a variety of merchandise at an exceptional value;

          o    the quality of merchandise offered;

          o    consumer brand loyalty to the merchandiser; and

          o    level of service provided by the merchandiser.

     We also compete with numerous other retailers.

     At the present time, we believe we compete with three principal types of distribution channels available to pawnshops on the Internet: (i) list services,
(ii) independent pawnshop web sites, and (iii) large Internet resellers.

     List Services

     A variety of list services are presently available on the Internet. These services, such as Secondhand.com and Pawn Shop Link, are similar to advertisements in the yellow pages and make available to Internet shoppers lists of pawnshops and links to the web sites of advertising pawnshops. We also believe that certain list services, including ePawn.com, Forsale.com, Amazon.com's zShops, GoTthat.com, SelectPawn.com, Pawn.Net, Pawnbrokers Auction, Pawnshop Link, and Virtual Pawnshop may be in the process of developing web sites that allow, or in the future, will allow pawnshops to post merchandise for sale on the Internet. These systems are anticipated to allow buyers to locate items online, provided that their description correlates with the description contained in the list compiled by each participating seller. We anticipate that the buyer will contact the pawnshop directly to purchase merchandise and that the pawnshop will deal directly with the purchaser and handle a majority of the transaction-related functions to sell merchandise.

     For shoppers, these services typically require the buyer to complete a number of steps including possibly linking onto individual pawnshop web sites to browse for merchandise. The search and matching services may be problematic for sellers because they effectively require pawnshops to deal directly with the customer and to handle most of the functions related to processing the transaction and updating the web site inventory.

     We believe that there are severe limitations with list services that create inefficiencies for buyers and sellers. Retail buyers experience multiple-step purchasing and a likelihood for errors. We believe that the existing systems are also inconvenient for participating pawnshops because the systems can require high administrative and transactional costs. In the future, we intend to develop or license an integrated Internet software system for pawnshops that is compatible with an in-store inventory and point of sale system, which may allow pawnshops to update both their in-store inventory and Pawnbroker.com postings simultaneously.

     Independent Pawnbroker Web sites

     A number of pawnshops currently maintain retail web sites on the Internet. These independent pawnshops range from large retailers, such as EZ Pawn, operated by EZCorp, Inc., and First Cash, to small independent pawnshops.

     Independent pawnshop web sites generally allow buyers to search for merchandise contained within the seller's inventory. In general, buyers search for and acquire merchandise from independent pawnshops by visiting the web site and dealing directly with the pawnshop. We believe that due to the limited inventory of most independent pawnshops, retail customers may find searching for merchandise an unsatisfactory experience. Customers may perceive purchasing directly from independent pawnshops as risky.

     Based on information available from the National Association of Pawnbrokers and our discussions with industry experts, we believe there are more than 13,000 pawnshops in the United States that can benefit from our Internet system. We are positioning our system to offer certain features including:

          o the convenience created by offering visitors an opportunity to browse and select from a large inventory;
          o search tools designed to allow a visitor to search for specific items of merchandise, comparison shop specific brands, merchandise and prices and view the merchandise of a large number of pawnbrokers throughout the United States at a single web site; and
          o our Pawnbroker.com Satisfaction Program, designed to reduce consumer risk in the buying merchandise from pawnshops online.

     We believe that by offering the merchandise of a large number of pawnshops on a single web site with search and transaction processing capabilities will be appealing to buyers. We also believe that by serving as an independent facilitator of pawnbroker-to-consumer transactions featuring our unique Pawnbroker.com Satisfaction Program, we can provide an Internet solution that will appeal to consumers and to pawnshops. See "Our Pawnbroker.com Satisfaction Program." We also believe our system may reduce start-up costs for participating pawnshops related to marketing merchandise on the Internet.

     Large Internet Resellers

     The market for person-to-person trading over the Internet is new, rapidly evolving and intensely competitive, and we expect competition to intensify in the future. A variety of auction-type web sites are presently available on the Internet. These services allow sellers to post merchandise on the Internet and allow buyers to locate items and submit bids online. These services generally organize merchandise by categories and provide descriptions, pictures or graphic capabilities and allow bidders to submit bids on the merchandise. We believe there are a number of pawnshops that post merchandise for sale on these auction sites.

     Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. Our web site will compete directly with online auction services such as eBay, Amazon.com, MSN.com, Yahoo! Auctions, Fairmarket.com, Auction Universe, First Auction, Surplus Auction, uBid and a number of other small services, including those that serve specialty or regional markets such as CityAuction. Some of these auction services are free to sellers and buyers. We potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online business-to-person interaction, including America Online, AOL, Lycos, Inc. and Microsoft Corporation. Other large companies with strong brand recognition and experience in online commerce, such as Cendant Corporation, QVC, USA Network and large newspaper or media companies, also may seek to compete in the online market to sell merchandise to our target customers.

     Our Pawnbroker.com web site is designed specifically for the special needs of pawnshops. We believe our Pawnbroker.com system may effectively reduce transaction costs for pawnshops selling merchandise over the Internet. We believe our 10-day Pawnbroker.com Satisfaction Program will reduce the risk that a visitor may associate with an Internet transaction, without charging the buyer a service fee. See "Our Pawnbroker.com Satisfaction Program."

     We are attempting to establish Internet traffic arrangements with other online services like America Online, Yahoo!, Excite and other search engine companies. However, we cannot assure you that these arrangements can be established on commercially reasonable terms. Even if these arrangements are established, they may not result in increased usage of our service. In addition, companies that control access to transactions through network access or web browsers could promote our competitors' services or begin charging us substantial fees for participation.

The Pawnbroker.com Solution

     Pawnbroker.com offers Internet capabilities to traditional physical brick-and-mortar pawnshops. We believe that our system enhances the distribution of pawnshop merchandise online and lowers the overall transaction costs and risks of conducting business online. We absorb the costs associated with maintaining computer systems, infrastructure and software, and we have developed technology that is specifically designed for pawnbrokers. By absorbing the sunk costs generally associated with launching an Internet web site and developing technology, we believe we can bring a pawnshop online faster with the benefits of our innovative and advanced technology.

     We also believe that our Pawnbroker.com web site makes purchasing pawnshop merchandise more convenient for consumers than visiting physical stores and that our Pawnbroker.com Satisfaction Program provides an incentive to buyers to purchase merchandise through our web site. Our long-term goal will be to provide pawnshops with an integrated inventory and Internet merchandising system that will seamlessly allow a pawnshop to manage its in-store and online inventory with one system.

A Transaction on Pawnbroker.com

     Each participating pawnshop begins by registering to become a participating member pawnshop of Pawnbroker.com. The participating pawnshop electronically transmits a list of available inventory to Pawnbroker.com, which they desire to post on the Pawnbroker.com web site. The list generally includes:

          o    the category in which each item of merchandise will be listed;
          o    a brief description of the merchandise;
          o    pictures of the merchandise, if desired;
          o    the suggested or "ask price" for the merchandise;
          o    a minimum bid offer that will be considered;
          o    full disclosure of the condition of the item; and
          o    any other useful information about the item.

     We post the listed merchandise on the Pawnbroker.com web site by merchandise category. Visitors to our Pawnbroker.com web site are able to browse our site by category and view available merchandise posted for sale by participating pawnbrokers.

     There are three different methods in which a participating pawnshop may offer merchandise on Pawnbroker.com:

          Firm Price: Participating pawnbrokers can offer merchandise at a set price and visitors can purchase the merchandise by ordering the merchandise at that price.

          Negotiation: Participating pawnbrokers can offer merchandise at an asking price and inform us of the minimum price they will accept or consider for the merchandise. A visitor may select the "negotiate" function by clicking an icon and make an offer for the merchandise.

               o If the pawnbroker sets a minimum price and a customer makes an offer above the minimum, the offer will be accepted.

               o If the pawnbroker sets a minimum price it will consider and a customer makes an offer below the minimum, the offer will be immediately transmitted to the pawnshop by email. The pawnshop may accept the offer or counter-offer with a different price within 24 hours by transmitting a message to us by email, and we will forward the counter-offer to the customer. The customer may accept or reject the counteroffer. All offers not accepted within 24 hours are automatically rejected.

          Free Fall: Participating pawnbrokers can offer merchandise using our unique free fall pricing by setting a beginning price and the incremental amount ($ or %) in which the price will "free fall" or decline over time (weeks, days, hours or minutes). For example, a pawnbroker may offer a watch at $500 and allow the price to "free fall" by $10 per hour until the watch is purchased. The merchandise remains in free fall until it is sold.

     We process transactions as follows:

          o When an order is finalized, we process the (credit card or check) payment, including shipping costs and the applicable taxes as specified by the pawnshop, record the transaction, and electronically transmit order shipping information to the participating pawnbroker.

          o The pawnbroker is responsible for retrieving the merchandise from inventory, packing it in a shipping container, labeling the package with a Pawnbroker.com label, and shipping the merchandise to the customer.

          o We use email to confirm receipt of the merchandise by the purchaser.

          o The purchaser will have 10 days after delivery to examine the merchandise under our Pawnbroker.com Satisfaction Program.

          o If the purchaser has not notified us or returned the merchandise to the participating pawnshop within 10 days of receipt, we process the transaction and credit the funds to the pawnbroker's account (less shipping and handling costs, as well as the appropriate percentage of the transaction as the fee). We disburse funds to pawnbrokers twice a month.

          o If the merchandise is returned during the Pawnbroker.com Satisfaction Program period, in accordance with the terms of our Pawnbroker.com Satisfaction Program, we will credit the purchaser's credit card for credit card purchases or send a check in the amount of the purchase price, less shipping costs.

Our Pawnbroker.com Satisfaction Program

     Our Pawnbroker.com Satisfaction Program is designed to ensure customer satisfaction with merchandise purchased on our web site. We have implemented the following policies related to our Pawnbroker.com Satisfaction Program:

          o all orders for merchandise must be paid for at the time the offer is accepted;
          o    prior to shipment, we process the payment;
          o the pawnbroker is responsible for shipping the merchandise, no later than three days after the offer is accepted;
          o we confirm the receipt of the merchandise with the purchaser by email, and credit the charge card of the purchaser if we have not received verification of the shipment from the pawnshop within seven days after the offer is accepted;
          o the purchaser has 10 days from the date the merchandise is received to examine the merchandise;
          o if the purchaser is not satisfied with the merchandise, the purchaser must (a) return the merchandise to the pawnbroker and
               (b) notify us by email of the return no later than 10 days from the date the merchandise is received;
          o    we notify the pawnbroker of the return;
          o once we have confirmed that the returned merchandise has been received by the pawnbroker, we credit the purchaser's credit card or send a check to the purchaser in the amount of the purchase price less shipping and handling costs;
          o In the event there is a dispute between the purchaser and the pawnbroker:
               1. we will hold the purchase price pending resolution of the dispute;
               2. our customer service department will attempt to resolve the dispute;
               3. in the event the dispute is unresolved by our customer service department, we will continue to hold the funds pending resolution and written notification from the purchaser and the pawnbroker.

     We monitor the returns ratio for each participating pawnbroker and each customer of Pawnbroker.com. We have established an acceptable return ratio for pawnbroker participation in our program. In the event the pawnbroker experiences a return merchandise ratio higher than our acceptable level or we receive an unacceptable number of complaints from our customers, we suspend the pawnbroker from participating in our program pending a review. We have also established an acceptable return ratio for customers and will not accept offers from customers that have a history of returning merchandise. We continue to evaluate our policies as part of the Pawnbroker.com Satisfaction Program through regular communication with customers, our Industry Council and registered member pawnbrokers.

Pawnbroker.com - Pawnbroker Membership Agreements

     We have registered member agreements with each of our participating pawnshops, pursuant to which they agree to follow our policies and procedures as a condition to posting merchandise for sale on Pawnbroker.com and participating in our program. Our participating pawnshop agreement provides the following terms:

          o    pawnshops are required to post merchandise;
          o    update their available inventories;
          o    accept offers or submit counteroffers in a timely manner;
          o pack, label and ship merchandise to buyers and to notify us when merchandise is returned by buyers under the Pawnbroker.com Satisfaction Program;
          o    pay membership, listing and transaction fees; and
          o    follow our policies and procedures.

     We have relationships with major carriers, including UPS and FedEx to service our participating pawnshops. We are considering options that will allow web-based tracking and other conveniences to consumers.

     In the future, we intend to develop or license other technology that will improve the functionality of our web site and provide Internet solutions that will assist participating pawnshops. Such technology may include inventory management software that will permit participating pawnshops to integrate an in-store inventory management and point of sale system with our Pawnbroker.com web site. We anticipate that such a system will allow the participating pawnshop to automatically update the inventory they offer on the Pawnbroker.com web site with the inventory offered in their physical location. We cannot assure you that we will successfully develop the technology required to integrate an in-store inventory management and point of sale system with our Pawnbroker.com web site or that we will continue to successfully attract participating pawnshops to use our services.

Our Business Solution Goals

Key goals of our business solution include the following:

     o Act as a trusted transaction host. Under our business plan, retail customers purchasing merchandise at our Pawnbroker.com Web site enter into an electronic transaction with Pawnbroker.com in which we act as an intermediary between the customer and the individual pawnshop that owns the merchandise. We effectively reduce transaction risks for the consumer by offering our 10-day Pawnbroker.com Satisfaction Program.

     o Provide advantages over auction sites to consumers. Our Pawnbroker.com system is designed to provide advantages to our customers. Our automated negotiation process, offer and counter-offer system, free fall and other special features are designed to exert downward pressure on prices, unlike in auctions, where prices are bid up and an item cannot be bought until an auction is over. For the right price, the consumer can buy an item quickly on the Pawnbroker.com site. We have designed several features to distinguish our services from auction sites, including integrated payment and shipping functions, standardized product descriptions, our Pawnbroker.com Satisfaction Program and a wish-list function that allows consumers to send an email to our participating pawnshops to request unlisted items.

     o Provide free services and novel shopping mechanisms. We provide free services such as consumer information, shopping tips, a wish-list function and other services to visitors that we believe attracts positive feed back from visitors and encourages media coverage and increased site traffic. In the future, we will use special promotions and advertising campaigns to build awareness and interest in our site.

     o Provide sophisticated business systems to pawnshops at low cost. We believe that our system lowers transaction costs for pawnshops that desire to conduct business over the Internet. We absorb the costs associated with maintaining computer systems, infrastructure and software, and we have developed technology that is specifically designed for pawnbrokers. By absorbing the sunk costs generally associated with launching an Internet web site and developing technology, we believe we can bring a pawnshop online faster and that the pawnbroker benefits from our innovative and advanced technology. In the future, we intend to make available to our participating pawnbrokers integrated inventory control and point of sale software that will be designed to allow pawnshops to accurately track the store's inventory and simultaneously list their entire inventory on our Pawnbroker.com web site.

     o Expand the potential customer base for pawnshops. Our goal is provide participating pawnbrokers with global opportunities to market their inventories on the Internet. Our Internet service makes a participating pawnshop's inventory available for sale to customers around the world, around the clock, and without the significant expense required to establish and maintain an Internet web site. As a result, a pawnshop's base of potential customers is not limited by geography or operating hours. We also intend to launch a multi-million dollar marketing campaign to build awareness of our Pawnbroker.com web site that would be difficult for independent pawnbrokers to undertake with their own resources. A pawnshop may also benefit from an increase in foot-traffic as a result of web consumers who visit pawnshops listed in our online pawnshop directory.

     o Create a master database of transactional data for use by pawnshops. We are in the process of compiling a master database of statistical data to be made available to our participating pawnbrokers. This master database is designed as a 'blue-book' or pricing information source that allows pawnshops to research pricing and product information, including:

          o    examples of product descriptions for specific types merchandise;
          o the ask price for specific types merchandise offered on Pawnbroker.com;
          o data related to historical selling prices of merchandise sold on Pawnbroker.com;
          o    information on the number of days products are offered for sale;
          o historical sales patterns of various categories of merchandise during the year; and
          o historical sales patterns of various categories of merchandise by geographic location.

          This database is designed to assist pawnshops in making purchasing, pricing, inventory management and other business decisions.

     o Create a global database of lost/stolen items. We intend to offer, at no cost to the public, the ability to list missing items in a database. We intend to make this list available, free of cost, to law enforcement agencies and also offer it to businesses that purchase previously-owned merchandise.

     o Membership benefits. We provide a variety of services used by the industry, including access to consumer wish-lists, access to our marketing information database, educational resources, supplier directories, discussion forums and trading areas on the site. Our free web-based email on the Pawnbroker.com domain is designed to assist pawnshops in branding themselves as a member of an online pawnbroker community. Our Pawnbroker.com lost items database will be designed to provide pawnshops the ability to check items against items that are reported stolen, which may result in lowering business insurance rates for stores that use our service.

Plan of Operation

     Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third party vendors, experience of management and the decisions of our management. Set out below is a summary of our plan of operation for each of our projects and for administration and marketing through March 31, 2001. Our plan of operation for the fiscal year ending March 31, 2001 is to:

     o Raise additional financing to fund our operations and to market our web site;
     o    Generate revenue through on-line sales of product;
     o Implement a marketing program to generate traffic to our web site and to build brand recognition;
     o    Continue to improve our Pawnbroker.com web site and technologies;
     o Increase the number of participating pawnshops in the United States and Canada; and

     o Develop a point of sale and inventory management system that will interface with our Pawnbroker.com web site.

     In order to reduce our cash requirements, we have initially outsourced certain development, marketing, human resources, legal and accounting functions. Similarly, in order to reduce capital expenditures, we have entered into leasing agreements for hardware and other equipment requirements.

     We estimate that our current cash requirements are approximately $440,000 a month, principally for salaries, professional services, marketing and office expenses. We anticipate that our cash requirements will increase to approximately $500,000 to $600,000 per month beginning in the second quarter 2000 as a result of professional services associated with the development of our proprietary system and increased salary and related expenses associated with the continued development of the Pawnbroker.com web site and costs associated with marketing our web site. We anticipate that our cash requirements will increase during third and fourth quarters of 2000 as expenditures related to marketing and advertising programs are implemented. However, we cannot guarantee that we will generate sufficient revenues from our operations to operate a commercially viable business or to earn a profit.

     We currently do not have sufficient working capital to meet our obligations past July 2000. We are in the process of negotiating a private placement that is anticipated to provide us with sufficient working capital to fund our operations through March 31, 2000. We anticipate that the financing will close in early July 2000. We, however, cannot assure you that we will successfully obtain such financing on acceptable terms, if at all. Our failure to obtain additional financing in a timely manner will have a material adverse affect on our business and will affect our ability to continue as a going concern.

Business/Strategic Associates

     We have entered into the following Strategic relations related to our business:

     o Our Industry Council consists of registered member pawnbrokers and persons with experience in the pawn-broking industry who participate in assisting us in recruiting participating pawnbrokers and in developing our policies and procedures.

     o We have developed a cooperative marketing arrangement with the National Pawnbroker Association in which our web site will be assessable through the National Pawnbroker Association web site. We have also entered into an agreement to develop the National Pawnbroker Association web site.

     o We have a cooperative agreement with Redtagoutlet.com designed to build our brand name and our web site presence on the Internet. Under the terms of this agreement, we will offer our participating pawnbrokers access to inventory available from Redtagoutlet.com.

     o    We use  Cybersource,  third-party  service  providers  of security and
          credit  card  processing  services,   to  assist  us  in  facilitating
          transactions on Pawnbroker.com web site.

     o We have leasing agreements with Sun Microsystems and F5 for our hardware needs, web site management is outsourced to Millenia Vision, and Above Net is our internet service provider.

     o We have entered into two letter agreements with Ladenburg Thalmann & Co. Inc. to serve as our exclusive agent with respect to two potential financings.

     We cannot assure you that we will continue to maintain these strategic relationships or that such relationships will prove beneficial to our business.

Our Technology

     Our  technology is designed to include three  principal  components:  a web
inventory  system,  the  web  transaction  interface,   and  the  Pawnbroker.com
database.

     Web Inventory System: The web inventory system consists of an item listing and uploading application that allows participating pawnshops to transmit for posting:

     o    the category in which each item of merchandise will be listed,
     o    a brief description of the merchandise,
     o    pictures of the merchandise,
     o    the suggested or "ask price" for the merchandise and
     o    other item specific information.

     We developed the web inventory system, which is proprietary technology exclusively for our pawnbroker.com web site.

     We intend to develop a turnkey inventory management system that will incorporate inventory management capabilities with a point of sale computer, printer, label printer, credit card reader, bar code scanner and cash register. We do not anticipate that such a system will be available until at least 2001.

     Web Transaction Interface: Our web transaction interface uses industry standard credit card clearing and security procedures employing SSL and online transaction processing services. Our web-browser includes custom components providing the ability to randomly browse for interesting and or specific merchandise, for an online experience more like shopping in brick-and-mortar stores.

     Pawnbroker.com  Database:  We use the  services of  Millenia  Vision as our
database   administrators   who  maintain  the   underlying   structure  of  the
Pawnbroker.com database.

     Each participating pawnshop that wants to load content remotely requires Internet access and hardware that meets minimum system requirements. See "Participating Pawnbroker Systems Requirements." We offer technical assistance to participating pawnshops, including assistance with hardware system configuration, software installation and technical support by telephone. Our technical support staff is available to load content for registered pawnbrokers who do not have Internet access or the minimum system requirements. Technical support is available without costs as we strive to meet our membership and listing goals. During the fall of 2000, we intend to offer fee-based remote and on site technical support to registered pawnbrokers.

Scalability and Operations

     Our e-Commerce platform runs on arrays of Sun/Solaris, Intel-based/Microsoft NT and Intel-based/Linux servers, forming three distinct server farms. The e-Platform is written in the Java computer language and is optimized to handle high traffic volumes, so that the scalability is simply achieved by adding more server boxes to the server farms. The Pawnbroker.com, Inc.'s service provides 24 hour a day, seven-days a week availability, subject to a short maintenance periods for a few hours one night per week. Our system architectures has been designed to reduce downtime in the event of outages or catastrophic occurrences. Pawnbroker.com, Inc. system hardware is hosted at the AboveNet facility in San Jose, California, which provides redundant communications lines and emergency power backup.

     Our system consists of Sun database servers running Oracle relational database management systems and a suite of Pentium-based Weblogic Application Servers running on the Windows NT operating system. Pawnbroker.com, Inc. has built a robust, scalable user interface and transaction processing system that is based on internally-developed proprietary software and Oracle database. Our Internet servers also use VeriSign Inc. digital certificates for authentication. We use F5 load balancing systems and our own redundant servers to provide for fault tolerance.

Participating Pawnbroker Systems Requirements

     In general, each pawnshop will be connected to the Internet with a local Internet service provider dial-up connection with a dedicated phone line in order to facilitate transactions and offer real-time response to customers. A persistent connection is highly recommended, but is not a requirement. The minimum systems requirement for participating pawnshops consist of an IBM-compatible PC, with a minimum of 32MB of RAM, a P-166 processor,

500MB of available disk space, a VGA card and a 28.8 kbps modem. We expect most systems in use and any value-priced new system to exceed these requirements. Our software requires that the pawnshop's system run Windows 95/98 and recommend that pawnshops use a digital camera to take advantage of our graphic capabilities. We offer hardware configurations to registered pawnbrokers that consist of a computer, laser printer, high-speed modem, credit card reader, digital camera and bar code scanner.

Intellectual Property and Trademarks

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We have filed trademark applications with the United States Patent and Trademark Office for following trademarks:

Docket             Mark                          Class    Serial No.        Filing Date     Response Deadline
----------------   ---------------------        -------   -----------       ------------    ------------------
81862              MISCELLANEOUS DESIGN           36       75/802,493        9/16/1999       7/10/2000

81865              PAWNBROKER.COM                 36       75/802,607        9/16/1999       7/27/2000

81861              FREEFALL                       42       75/816,893        10/5/1999       8/16/2000

81871              RECOVERIT                      36       75/839,172        11/2/1999       9/8/2000

81864              PAWNASSISTANT                  42       75/838,958        11/2/1999       9/13/2000

81869              PAWNNEWS                       36       75/838,961        11/2/1999       9/13/2000

81872              SECUREIT                       36       75/839,157        11/2/1999       9/20/2000

81863              PAWNALERT                      36       75/838,962        11/2/1999       9/22/2000

81866              PAWNCENTER                     36       75/839,144        11/2/1999       9/22/2000

81867              PAWNEXCHANGE                   38       75/839,145        11/2/1999       9/22/2000

81870              PAWNRESOURCE                   36       75/839,171        11/2/1999       9/22/2000

81868              PAWNMAIL                       38       75/839,646        11/2/1999       Pending


     We intend to rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with third parties with access to our business information and to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.

     We anticipate that we may receive communications alleging that certain items listed or sold on Pawnbroker.com by our users infringe third-party copyrights, trademarks and trade names or other intellectual property rights. Upon receipt of a written claim of intellectual property infringement, we intend to remove the offending item from the Pawnbroker.com web site and take actions to prevent future infringing by listing pawnshops. An allegation of infringement of third-party intellectual property rights may result in litigation against us. Any such litigation could be costly, could result in increased costs of doing business through adverse judgment or settlement, could require us to change our business practices in expensive ways, or could otherwise harm our business.

Sales & Marketing Strategy

     Our goal is to be a leading facilitator of transactions between pawnbrokers and purchasers of merchandise from pawnshops. Our marketing strategy is designed to strengthen the Pawnbroker.com brand name, increase customer traffic to our Pawnbroker.com web site, build strong customer loyalty, maximize repeat purchases and develop incremental revenue opportunities. Our marketing strategy and promotional activities are aimed at both pawnshops that can benefit from our services and the consumer.

     We believe that our domain name is easy to remember and easy to associate with the products we intend to list and the services we provide. We use our domain name to market our web site and establish the brand name "Pawnbroker.com."

     Our Internet advertising campaign includes banner advertising. We intend to engage in coordinated programs of print advertising in specialized and general circulation newspapers and magazines, in targeted cities. We will begin to place additional advertisements regionally in those areas we target for expansion. We expect the advertisements in traditional media to result in traffic to our web site. We believe that such advertising will serve to increase awareness of the Pawnbroker.com brand and our URL. In addition, we provide superior customer service in an effort to generate positive word of mouth referrals to our web site.

     Our marketing efforts directed to existing pawnshops include participation in industry trade shows and direct selling efforts. We have exhibited in and/or participated in the following industry trade shows and conventions:

     o    National Pawnbroker's Association Convention in June 1999;
     o    Florida State Pawnbroker's Convention in August 1999;
     o    Oklahoma State Pawnbroker's Convention August 1999;
     o    North Carolina State Pawnbroker's Convention in October 1999; and
     o    National Pawnbroker's Association Convention in June 2000.

     We have presented our web site concept to over 4,300 pawnshops and have oral expressions of interests or requests for additional information from approximate 3,500 of these pawnshops.

     Based on feedback from participating pawnshops, we believe the benefits to pawnshop owners of a ready to use electronic-commerce Internet solution outweigh the initial cost of installing a compatible computer system and the administrative cost of posting products.

     We have implemented an after-sale marketing program that includes customer promotional and incentive programs to support customer retention and to promote the Pawnbroker.com brand. Other programs targeted at registered members include volume discounts, software updates and in-store promotional materials.

Employees

     We currently have 35 employees. In addition to management, we employ marketing, sales, product development and technical personnel. We expect to hire a customer service manager, database administrator, a developer/IT specialist, customer service representatives, technical support representatives and a Producer/HTML code developer.

History of Our Corporation

     We were incorporated in the State of Delaware on February 13, 1998 as "Digital Sign Corporation" with an authorized share capital of 70,000,000 shares consisting of 50,000,000 shares of common stock, with a par value of $0.00001 per share, and 20,000,000 shares of preferred shares, with a par value of $0.00001 per share.

     We were initially organized to acquire the issued and outstanding shares of Digital Sign, Inc., a California corporation, and to engage in the business of development and sales of scrolling outdoor digital display signs for commercial businesses. On February 14, 1998, we issued 100,000 shares at par value for all of the issued and outstanding shares of Digital Signs, Inc., which had no assets or liabilities, to Edward F. Meyers III, our then President. We were unable to obtain sufficient financing to implement our business plan, and we were inactive until April 1999.

     On April 6, 1999, we acquired all of the issued and outstanding shares of common stock of Eriko Internet Inc., a Washington corporation engaged in the business of developing Internet technologies, pursuant to a statutory share exchange under the laws of the state of Washington. Pursuant to an Agreement and Plan of Share Exchange, we issued four (4) shares of our common stock for each one share of common stock of Eriko Internet Inc. We issued 8,500,000 (post-split) shares of our common stock to the shareholders of Eriko Internet Inc. in exchange for their shares. The value of the shares was based on a valuation of the net book value of assets acquired of Digital Sign Corporation in the amount of $3,007. See "Recent Sale of Unregistered Securities." On May 19, 1999, Cameron Woodbridge, a founding shareholder of Eriko Internet, Inc., contributed 1,000,000 pre-consolidation shares to the corporation for $250. The shares were initially issued as founder's shares for nominal consideration by Eriko Internet, Inc., subject to Mr. Woodbridge serving as a director and officer of Eriko. Mr. Woodbridge contributed the shares because he was no longer actively involved in Eriko at the time of our share exchange with Eriko.

     On June 10, 1999, we amended our Articles of Incorporation to (i) change our name from "Digital Sign Corporation" to "Pawnbroker.com, Inc." and (ii) to effect a 1-for-4 reverse-split of our issued and outstanding share capital. Prior to the reverse-split, we had 37,499,000 issued and outstanding shares of common stock, and after giving effect to the reverse-split, we had 9,374,750 issued and outstanding shares of common stock.

     On June 14, 1999, we acquired all of the issued and outstanding shares of Pawnbroker.com, Inc., a Nevada corporation, in exchange for 6,240,000 shares of our common stock.

     On May 17, 2000, we amended our Certificate of Incorporation to increase our authorized share capital to 150,000,000 shares, including 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.

     Our common stock is currently quoted on the National Association of Securities Dealers' over-the-counter bulletin board and trades under the symbol "PBRR".

     We have not been subject to any bankruptcy, receivership or other similar proceeding.

                                  RISK FACTORS

     We are a development stage company in the process of developing an Internet based business that is designed to allow pawnshops throughout North America the ability to post merchandise for sale on the Internet and allow visitors to our web site to search the inventories of participating pawnshops for merchandise. Our business is subject to a number of risks, as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this annual report carefully and consider the following risk factors.

BUSINESS RELATED RISKS

Our ability to meet our business projections through the fourth quarter of 2000 may depend on the securing of additional operating capital in the amount of $5 million or more in July 2000

     In their independent auditor's report dated June 21, 2000, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. As of March 31, 2000, we had a working capital deficit of $691,463. We currently do not have sufficient working capital to meet our obligations past July 2000. We are in the process of negotiating a private placement to raise additional capital in the amount of $4.5 million or more to support our capital requirements through March 31, 2000. We anticipate that such financing will close in early July 2000. We cannot assure you that any additional financing will be available or, if available, that it will be available on terms acceptable to us. See "Note Regarding Forward Looking Statements." Furthermore, any issuance of additional securities may result in dilution to the then existing shareholders. If adequate funds are not available, we will lack sufficient capital to pursue our business plan, which will have a material adverse effect upon our ability to meet our business projections and to continue as a going concern.

We have a limited operating history and a history of losses, which makes our ability to continue as a going concern questionable

     We have incurred net losses since our inception and anticipate that we will continue to incur losses. During the fiscal year ended March 31, 2000 we incurred cumulative net losses of $4,706,109 million. We had no revenues from operations. During this period, we incurred operating expenses of approximately $4,662,957 million and spent approximately $442,000 on property and equipment, including $125,000 to acquire our domain names. We do not believe that we will generate sufficient revenues to support our operations in fiscal 2001 because of our projected development and marketing costs. Therefore, in the foreseeable future, we believe that such expenses will increase our net losses, and we cannot assure you that we will ever be profitable. As of March 31, 2000 we had $424,678 in cash and a working capital deficit of $691,463. We will, on average, spend approximately $400,000-$500,000 per month through September 30, 2000, and approximately $550,000 to $650,000 per month thereafter until we can generate revenues from our operations.

     Subsequent to March 31, 2000, we obtained the following financing:

          o    a $1 million line of credit, which we have drawn down; and
          o    a $500,000 bridge loan evidenced by a 9% Convertible Debenture.

     We are in the process of negotiating a private placement to raise $4.5 million or more, which we anticipate will close in early July 2000. There can be no assurance that we can complete such private placement in a timely manner, if at all. Our failure to obtain additional working capital will have a material adverse on our ability to continue as a going concern.

     Because we have recently begun operations, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model has not been fully implemented as of yet. We cannot assure you that we will attract participating pawnbrokers, buyers or advertisers, to use our web site or generate significant revenues in the future. We cannot guarantee we will ever establish a sizeable market share or achieve commercial success.

Our future success depends on the services of our key officers, Neil McElwee, our Chief Executive Officer, Joseph Schlader, our President and Co-Founder, William Galine, our Vice President and Co-Founder, Vahid Rafizadeh, our Chief Technical Officer and Greigory Park, our Chief Financial Officer and our ability to attract and maintain qualified, experienced personnel.

     Our future success will depend on Neil McElwee, Joseph Schlader, William Galine, Vahid Rafizadeh, and Greigory Park. The loss of key personnel could have an adverse effect on our operations. Although we have insurance to cover losses that may result from the death of any of our key executives, we cannot assure you that we will be able to replace such key executives in a timely manner, if at all. Competition for qualified employees is intense, and an inability to attract, retain and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. Each of our officers and directors has been affiliated with us for less than nine months, including Mr. McElwee, Mr. Rafizadeh and Mr. Park. Our ability to retain existing personnel and attract new personnel may also be adversely affected by our financial situation. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.

The e-commerce industry is highly competitive, and we cannot assure you that we will be able to compete effectively

     The market for Internet products, services and marketing is new, rapidly evolving and intensely competitive. Our Pawnbroker.com web site competes with many providers of web classified advertisers, auction sites, web sites of independent and chain pawnshops, and other e-commerce transaction facilitators as well as traditional distribution channels including brick and mortar stores. See "Competition." We expect competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new web sites at a relatively low cost. Accordingly, we believe that our success may depend heavily upon achieving significant market acceptance before our competitors and potential competitors introduce competing services.

     Many of our competitors offer additional features and content that we have elected not to offer. Also, many of these competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and Web site and systems development than we can. In addition, as the use of the Internet and other online services increases, larger, well-established and well-financed entities may continue to acquire, invest in or form joint ventures with providers of services similar to ours. Any of these trends may increase the competition we face and could adversely affect our business and operating results.

If we are unable to successfully develop a network of participating pawnshops that are willing to adhere to our policies, we are unlikely to become profitable

     We are currently in the process of developing a network of relationships with participating pawnshops. We estimate that we will need to bring approximately 2,000 pawnshops offering an average of 475 items of merchandise into our system by December 2000 to meet our goals. We currently have only approximately 492 participating pawnshops that list merchandise for sale on pawnbroker.com. We cannot guarantee that these relationships will develop, or that they will develop in a satisfactory manner.

     We intend to rely on participating pawnshops to post merchandise for sale on Pawnbroker.com; update their available inventories; accept offers or submit counteroffers in a timely manner; pack, label and ship merchandise to buyers; and notify us when merchandise is returned by buyers under our Pawnbroker.com Satisfaction Program. Most pawnshops have only limited experience, if any, with merchandising products on the Internet and have not devoted a significant portion of their marketing and sales expenditures to Internet marketing. We initially intend to target a fragmented market of small to medium sized pawnshops, some of which may not have computer based inventory management systems or a computer system. Some pawnshops may be unwilling to invest the capital required to establish such a system and others may be adverse to change and may not participate because of a lack of technological proficiency or Internet familiarity. We cannot predict if the level of acceptance by pawnshops will support a market for our Internet based solution for merchandising products.

If we are unable to develop online relationships with a network of affiliates who provide links or other referrals to our web site, our web site may never achieve critical mass of market acceptance or generate any significant revenues

     We anticipate that our Pawnbroker.com web site may depend on traffic from a limited number of third party web sites. We anticipate we may obtain traffic from these sources pursuant to short-term agreements. We currently have no agreements in place and there can be no assurance that they will be successful in obtaining any of these agreements on commercially acceptable terms.

     We may not be able to enter into arrangements with Internet affiliates to direct Internet traffic to our Pawnbroker.com web site. Potential affiliates include those businesses, such as America Online, Yahoo! and Excite, that index Internet resources or publish Internet finding aids, and other compatible businesses with which we might establish mutual links or other forms of mutual referrals, including co-branding. We believe that establishing these relationships is important in order to facilitate broad market acceptance of our service and enhance our sales. Our future ability to attract consumers to our Pawnbroker.com web site service may be dependent upon the growth of our network of affiliates, which has not yet been established. If we are unable to obtain agreements or arrangements for traffic on commercially acceptable terms or to establish a relationship with a network of affiliates, our Pawnbroker.com web site business may never be successfully launched. We cannot guarantee that we will be successful in obtaining any of these agreements on commercially acceptable terms.

We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly

     Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and pawnshops using our services. Our success also depends upon us and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service. Our network and server equipment is located at Millenia Vision and AboveNet Communications in San Jose California. Although we believe that our current back-up methods are adequate, we cannot assure you that the back-up servers will not fail or cause an interruption in our service. Such failures will have a material adverse affect on our business and results of operations.

     We have experienced slower response times and interruptions in service due to malfunction at our hosting facilities and on the Internet backbone networks, major software upgrades at Pawnbroker.com and undetected software defects. We have had partial interruptions for periods ranging from a few minutes to three hours. In addition, Pawnbroker.com could also be affected by computer viruses, electronic break-ins or other similar disruptions. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be permanently harmed. In addition, we could lose revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.

     The occurrence of an earthquake or other natural disaster or unanticipated problems at our principal facilities or at the servers that host or back-up our systems could cause interruptions or delays in our interactive network or a loss of data. Our systems are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events.

     Changing technology may render our equipment, software and programming obsolete or irrelevant. Our general liability insurance policies may not adequately compensate us for losses that may occur due to interruptions in our service.

Changing technology may render our equipment, software and programming obsolete or irrelevant.

     The market for Internet-based products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our Internet-based products and services, particularly in response to competitive offerings. We cannot guarantee that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Internet sites and services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on our business, financial condition and operating results. In addition, new Internet-based products, services or enhancements offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could have a material adverse effect on our business, financial condition and operating results.

Increased security risks of online commerce may deter future use of our services, which may adversely affect our ability to generate revenues

     Concerns over the security of transactions conducted on the Internet and the privacy of consumers may inhibit the growth of the Internet and online commerce. Our inability to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used to protect our transaction data. Anyone who is able to circumvent our or our third party vendors' security measures could misappropriate proprietary information, cause interruptions in their operations or damage our brand and reputation. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials.

We depend on third parties for uninterrupted Internet access and may be harmed by the loss of any such service

     Our users and customers depend on Internet service providers, online service providers and other Web site operators for access to Pawnbroker.com. Each of these providers has experienced significant outages in the past and could experience outages, delays and other difficulties due to system failures unrelated to our systems. We depend upon these Internet service provider to provide us with Internet access, third party software development companies to upgrade the software we may incorporate into our server and web site software and third party credit card processing services to process credit card transactions. In addition, our customers require the services of telecommunications or cable companies for access to the Internet and our web site. Our business is dependent on uninterrupted Internet access and the loss of such services may have a material adverse effect on our business, financial condition and operating results. We also intend to rely on third parties for most of the information and content on our web site, including the National Association of Pawnbrokers, and the loss of services of from any one or more of these third party content providers will may have a material adverse affect on our business. We cannot assure you that we would be able to obtain such services from other third parties in the event of the loss of any of such services.

Our business may be harmed by claims that we have infringed intellectual property rights of others

     Claims of infringement are becoming increasingly common as the software industry develops and legal protections are applied to software products. Litigation may be necessary to protect our proprietary technology, and third parties may assert infringement claims against us with respect to their proprietary rights. Any claims or litigation can be time-consuming and expensive regardless of their merit. Infringement claims against us could cause product release delays, require us to redesign our products or require us to enter into royalty or license agreements, which agreements may not be available on terms acceptable to us or at all.

     We  cannot  assure  you  that  we  will  not  be  subject  to   third-party
infringement claims, especially as the number of competitors in our industry segment increases.

Our success may depend on developing and defending intellectual property rights without which competitors may copy aspects of our products or services

     Our success and ability to compete are substantially dependent upon our technology and data resources, which we intend to protect through a combination of patent, copyright, trade secret and/or trademark law. We have filed a number of trademark applications with the United States Patent and Trademark Office to protect our trademarks. See "Intellectual Property." We have no patents or trademarks issued to date on our technology. We also intend to patent our business model and the proprietary features of our service, which we intend to file in the early part of 2001.

     We cannot assure you that our intellectual property protection applications will be granted or that we will be able to continue to successfully negotiate agreements protecting our intellectual property. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect the proprietary rights to the same extent, as do the laws of the United States.

If we cannot protect our Internet domain name, our ability to conduct our operations may be impeded

     We anticipate that the Internet domain name, "Pawnbroker.com" will be an extremely important part of our business and the business of our subsidiaries. We own both the "Pawnbroker.com" and "Pawnbroker.com" domain names.
Additionally,   we   own   at   this   time,   the   following   domain   names:
"buysellshops.com",          "bargainpurchase.com",           "fairbargain.com",
"fairbargains.com", "collectibleshops.com" and "rarebargains.com". Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "pawnbroker" or variations thereof both in the United States and elsewhere.

Our Pawnbroker.com business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web site or limit our ability to generate revenues

     We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, numerous states have regulations regarding the manner in which certain types of transactions that may be considered "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. We have not made a determination with respect to the applicability of such regulations on business to date and little precedent exists in this area. One or more states may attempt to impose these regulations upon us in the future, which could have a material adverse affect on our business.

     Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

Participating pawnshops may be subject to regulatory review under state and federal laws governing pawnbrokers

     Our participating pawnshops' operations are generally subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Such laws and regulations require pawnshops to transaction business and sell merchandise in accordance with specific guidelines, including the required time periods which pledges of merchandise must be held before it may be sold, reporting and other obligations related to stolen merchandise, the interest rates a pawnshop may charge for loans, restrictions on the type of merchandise that may be pawned, restrictions on who may pawn merchandise and other restrictions that may vary from state to state. Our policies will require that all our participating pawnshops certify that they will adhere to their individual compliance obligations. We cannot guarantee that we will not be subject indirectly to actions arising out of violations by our participating pawnshops. Such action may have a material adverse affect on our business and results of operations.

Our business may be harmed by the listing or sale by our users of illegal items

     The law relating to the liability of providers of online services for the activities of their users on their service is currently unsettled. We are aware that certain goods, such as firearms, other weapons, adult material, and other goods that may be subject to regulation by local, state or federal authorities that may be listed and traded on our service. We will forbid the sale of any firearms, weapons and adult materials to the public. We may be unable to prevent the sale of unlawful goods, or the sale of goods in an unlawful manner, by users of our service, and we may be subject to civil or criminal liability for unlawful activities carried out by users through our service. In order to reduce our exposure to this liability, we intend to implement protective measures to prevent posting of such merchandise. Such measures could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. In addition, we may receive media attention relating to the listing or sale of unlawful goods on our Pawnbroker.com web site, which may damage our brand name and make users reluctant to use our services.

Our business may be subject to sales and other taxes, which may cause administrative difficulties and increase our cost of operations

     We intend to rely on the participating pawnshop to collect applicable sales and other similar taxes on goods sold on Pawnbroker.com. One or more states may seek to impose additional sales tax collection obligations on companies such as ours that engage in or facilitate online commerce. Several proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government recently enacted legislation prohibiting states or other local authorities from imposing new taxes on Internet commerce for a period of three years ending October 21, 2001. This tax moratorium will last only for a limited period and does not prohibit states or the Internal Revenue Service from collecting taxes on our income, if any, or from collecting taxes that are due under existing tax rules. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our system could harm our business and adversely affect our results of operations.

Our business may be harmed by fraudulent activities on our web site

     Our future success will depend largely upon pawnshops reliably delivering and accurately representing their listed goods and buyers paying the agreed purchase price. We intend to take responsibility for delivery of payment to our participating pawnshops after the 10-day Pawnbroker.com Satisfaction Program period. However, our systems may not prevent customer dissatisfaction or the delivery of defective merchandise. We anticipate that we will receive communications from users who did not receive the merchandise described or that the merchandise was defective. While we can suspend the accounts of pawnshops that fail to fulfill their delivery obligations to customers, we do not have the ability to require pawnshops deliver goods or otherwise make consumers whole. Any negative publicity generated as a result of fraudulent or deceptive conduct by pawnshops of our service could damage our reputation and diminish the value of our brand name. We may receive requests from customers requesting reimbursement or threatening legal action against us if no reimbursement is made. Any resulting litigation could be costly for us, divert management attention, result in increased costs of doing business, lead to adverse judgments or could otherwise harm our business.

RISK RELATED TO OUR SECURITIES

We may be required to sell additional common stock or parties may exercise options and warrants that cause dilution of your shares.

     The number of shares of our outstanding common stock held by non-affiliates is large relative to the trading volume of the common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have an adverse effect on the market price of the common stock.

     We have reserved up to an additional 8,000,000 shares of common stock for issuance upon exercise of options under an incentive plan. As of June 30, 2000, we have granted options exercisable to acquire 2,976,665 shares of our common stock under the plan at an average exercise price of $6.72 per share. In addition, we have granted Neil McElwee and Vahid Rafizadeh options that have non-dilution features, which increase the number of shares they are entitled to under their option grants in the event we issue additional shares of our common stock.

     In addition, we issued warrants exercisable to acquire up to 58,824 shares of our common stock at an exercise price of $4.89 per share.

     Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.

We issued 9% Convertible Debentures on terms that may cause substantial dilution of your shares.

     Subsequent to March 31, 2000, we issued a $500,000 9% convertible debenture that is convertible into common stock over time at the discretion of the holder. In connection with this offering we are required to file a resale registration statement to register the underlying common stock for resale upon conversion. Under the terms of the debenture, if the holder of the 9% convertible debenture were able to fully convert its debenture into common stock on June 27, 2000 and elected to do so, approximately 154,321 additional shares of common stock would be issued. In addition, you should note the following:

     o The outstanding 9% convertible debenture is convertible at a floating rate based on the lower of $5.54 per share or 85% of the market price of the common stock. As a result, the lower the stock price at the time the holder converts, the more common shares the holder will receive upon conversion.

     o We entered into a registration rights agreement in connection with our issuance of the 9% convertible debenture. Under the agreement, we are required to file a resale registration statement under the Securities Act of 1933, as amended, to register the resale of the common stock issuable upon conversion.

     o To the extent the selling stockholder converts and then sells the common stock, the common stock price may decrease due to the additional shares in the market. This could allow the selling stockholder to convert the 9% convertible debenture into greater amounts of common stock, the sales of which would further depress the stock price. The significant downward pressure on the price of the common stock as the selling shareholder converts and sells material amounts of common stock could encourage short sales. This could place further downward pressure on the price of the common stock.

     o The conversion of the 9% convertible debenture may result in substantial dilution to the interests of other holders of common stock since the holder of the 9% convertible debenture may ultimately convert and sell the full amount issuable upon conversion. In this regard, even though the selling stockholder may not covert its into more than 9.9% of the then outstanding common stock, this restriction does not prevent a selling stockholder from converting and selling some of its holding and then converting the rest of its holdings. In this way, an individual selling stockholder could sell more than 9.9% of the outstanding common stock while never holding more than 9.9% of the outstanding common stock at a time.

The following table describes the amount of shares of our common stock into which the 9% convertible debentures would have been convertible if the holder could have fully converted the 9% convertible debentures on June 27, 2000 based on the market price of our common stock on the OTCBB. This table also describes the percentage of our total outstanding common stock represented by the shares of common stock into which the 9% convertible debentures would have been convertible on June 27, 2000. For purposes of this table, we assume that the registration statement we are required to file in connection with this financing had been declared effective by June 27, 2000.

Description of Securities       Amount       Conversion Price        Number of Shares      Percentage of Issued and
                             Outstanding      (June 27, 2000)    Issuable Upon Conversion      Outstanding Upon
                                                                                                  Conversion
---------------------------------------------------------------------------------------------------------------------
   9% Convertible
    Debentures                $500,000            $3.24                 154,321                     0.87%
---------------------------------------------------------------------------------------------------------------------

     Any substantial decline in the price of our common stock will cause substantial dilution and may materially affect the value of your shares.

     Additionally, we may offer and sell securities on terms similar to the 9% convertible debenture, which may result in substantial dilution of your shares.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules

     Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $9.38 (low) to $10.06 (high) during the first calendar quarter of 2000. The closing price of our shares on March 31, 2000 was $9.50 and $3.8125 on June 27, 2000. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the Shares and impede the sale of our shares in the secondary market.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

     In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Item 2:  PROPERTIES

     Our headquarters are currently located in a leased facility in Reno, Nevada. In addition we have a sales and marketing office in Santa Clara, California and a technology development office in Philadelphia, Pennsylvania. The facilities consist of 5,505, 3,587 and 1,000 square feet, respectively. Our annual rent expense under the leases is $323,841. The leases expire in 2003, 2004 and 2002, respectively.

Item 3.  LEGAL PROCEEDINGS

     None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our shareholders during our fourth fiscal quarter ended March 31, 2000.

     On May 3, 2000, we held a special meeting of our shareholders. Our shareholders approved the following:

          1. an amendment to our Articles of Incorporation to increase our authorized capital stock to 150,000,000 shares, consisting of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.

          2.   amended our bylaws to:

               o create a classified or staggered board of directors, which consists of three classes of directors, each class to serve for a term of three years after an initial phase-in of each class;

               o reduce the quorum requirement for meeting of shareholders to one-third of the shareholders entitled to vote;

               o and to change our fiscal year end to December 31, effective on December 31, 2000.

          3. an amendment to our employee incentive stock option plan to increase the number of shares authorized under the plan to 8,000,000.

                                     Part II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     On September 17, 1998 our common stock was approved for trading on the National Securities Dealer's Association - over the counter bulletin board under the symbol "DGSG". There was no material market for our common shares prior to March 31, 1999. Our trading symbol was changed to "PBRR" effective June 14, 1999. The following table sets forth, for the periods indicated, the range of the high and low bid quotations as reported by NASD. The bid quotations set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

OTCBB

     1999                                                  High             Low
     ----                                                  ----             ---
     First Quarter (from April 1, 1999)                    7.50            6.75
     Second Quarter                                        5.25            5.00
     Third Quarter                                         7.13            6.38

     2000
     ----
     Fourth Quarter                                        10.06           9.38


     The last reported sale prices of our common stock reported by the NASD on following dates were $9.50 on March 31, 2000, and $3.8125 on June 27, 2000.

     We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Item 6.  RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to a resolution of the Board of Directors dated February 14, 1998, we initially issued 968,750 (post-split)1 shares of common stock to certain officers, directors and other related persons at par value. The issuance of Original Shares was exempt from registration under the provisions of Section 4(2) of the Securities Act of 1933, as amended. The issuance of the shares did not involve a public offering.

     Pursuant to a resolution of the Board of Directors dated February 14, 1998, we issued 25,000 (post-split)1 shares of common stock to Edward F. Meyers III, President of Digital Sign Corporation, to acquire all of the issued






-------------------
1 On June 10, 1999, we amended our Articles of Incorporation to effect a 1-for-4 reverse split of our issued and outstanding share capital. Prior to the reverse split, we had 37,499,000 shares of common stock issued and outstanding and after the reverse split we had 9,374,750 shares of common stock issued and outstanding.

and outstanding shares of Digital Signs, Inc., a California corporation. The issuance of the shares was exempt from registration under the provisions of
Section 4(2) of the Securities Act of 1933, as amended. The issuance of the shares did not involve a public offering.

     Pursuant to a resolution of the Board of Directors dated February 14, 1998, we issued 106,125 (post-split) 1 shares of our common stock for $0.20 per share to raise $20,895, and subsequent to March 31, 1998, we issued an additional 24,875 (post-split) 1 shares of common stock for $0.20 per share to raise $4,975. These offerings were fully subscribed and the shares were issued on March 31, 1998 to the 86 private investors. The offering was not underwritten. This sale was exempt from registration in reliance upon Rule 504 under Regulation D promulgated under the Securities Act. The aggregate offering price did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act.

     On April 6, 1999, we acquired all of the issued and outstanding shares of common stock of Eriko Internet Inc., a Washington corporation engaged in the business of developing Internet technologies, pursuant to a statutory share exchange under the laws of the state of Washington. Pursuant to an Agreement and Plan of Share Exchange, we issued four (4) shares of our common stock for each one share of common stock of Eriko Internet Inc. We issued 8,500,000 (post-split) 1 shares of our common stock to the shareholders of Eriko Internet Inc. in exchange for their Eriko shares. The shares were issued to the following persons: Doug McLeod, Cameron Woodbridge, Terra Growth Fund, Centennial Growth Fund, Jenner Properties Ltd., GTL Financial Group Inc., Eurogrowth Investments, S.A., Ingleby Investments Ltd., Dotcom Fund, S.A., Remington Capital Partners Ltd. and E.C. Money Fund Ltd. The shares we issued were issued pursuant to an exemption from registration pursuant to Rule 504 of Regulation D promulgated under the Securities Act. The aggregate offering price of all Rule 504 transactions completed by us did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. On May 19, 1999, Cameron Woodbridge, a founding shareholder of Eriko Internet, Inc., contributed 1,000,000 pre-consolidation shares to the corporation for $250. The shares were initially issued as founder's shares for nominal consideration by Eriko Internet, Inc., subject to Mr. Woodbridge serving as a director and officer of Eriko. Mr. Woodbridge contributed the shares because he was no longer actively involved in Eriko at the time of our share exchange with Eriko.

     On May 19, 1999, a shareholder of Pawnbroker surrendered 250,000 shares of common stock that were initially issued as a part of the total shares issued for the acquisition of Eriko Internet, Inc. Capital stock and contributed surplus have been reduced by $2 and $248 respectively to eliminate the values initially recorded on issuance.

     Effective on June 14, 1999, we acquired all of the issued and outstanding shares of Pawnbroker (Nevada) by issuing 6,240,000 post-split shares of common stock to Joseph Schlader, Cheryl Schlader and William Galine. The shares we issued were issued pursuant to an exemption from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act.

     Pursuant to a Subscription Agreement dated June 14, 1999, we issued 1,300,000 units consisting of one common share and one-half of one Common Share Purchase Warrant for $2.31 per unit to raise $3,003,000. Each whole Share Purchase Warrant is exercisable to acquire one additional common share at $2.31 per share until June 23, 2000 and at $2.90 per share until June 23, 2001. This offering was made to Packard Financial Group Inc., a non-U.S. Person, outside the United States. The offering was not underwritten. The shares were issued on an exemption from registration pursuant to Regulation S promulgated under the Securities Act. No placement agent was retained in connection with the offering and no fees or commissions were paid in connection with the transaction.

     In February 2000, we issued 650,000 shares of our common stock to Packard Financial Group Inc., a non-U.S. Person, outside the United States at $2.31 per share pursuant to the exercise of the Common Share Purchase Warrant issued on June 14, 1999. This offering was made to Packard Financial Group Inc., a non-U.S. Person, outside the United States. The offering was not underwritten. The shares were issued on an exemption from registration pursuant to Regulation S promulgated under the Securities Act. No fees or commissions were paid in connection with the transaction.

     Sales subsequent to March 31, 2000

     On May 19, 2000, we issued RedTagOutlet.com a warrant exercisable to acquire 72,000 shares of our common stock at $6.72 per share. We issued the warrant pursuant to an exemption from registration under Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. No fees or commissions were paid in connection with the transaction.

     On June 7, 2000, we issued a 9% convertible debenture and warrants to Lamothe Investing Corp. pursuant to a loan agreement dated June 7, 2000 to raise gross proceeds of $500,000. The convertible debenture is convertible into common shares at the lesser of $5.54 or (ii) 85% of the Market Price on the Conversion Date, which begins 120 days after the date of the agreement. The warrants are exercisable to acquire 58,824 shares of our common stock at $4.89 per share. We issued the 9% convertible debenture and warrants pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. We paid a loan fee to of Lamothe Investing Corp. equal to 10% of the gross proceeds of the offering.

Item 7.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding our consolidated operating results and financial position. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The following selected financial data is qualified in our entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this Registration Statement.

                                                                Cumulative Amounts
                                                                  From February 5,                             February 5,1999
                                                               1999 to March 31, 2000     Year Ended             to March 31,
                                                                         2000           March 31, 2000            1999
-----------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Operating expenses:
 Salary and wages                                               $       891,940         $   891,940             $       --
  Contract  services                                                    467,899             476,899                     --
  Consulting                                                            377,441             377,441                     --
  Professional fees                                                     386,939             386,939                     --
  Marketing and related expenses                                        300,706             300,706                     --
  General and administrative                                          1,657,250           1,657,250                     --
  Travel and related                                                    227,976             227,976                     --
  Telecommunications                                                     59,038              59,038                     --
  Amortization                                                          105,984             105,984                     --
  Rent                                                                  178,784             178,784                     --
  Stock-based compensation                                               93,617              93,617                     --
                                                                ----------------        ------------            ------------
           Total operating expenses                                   4,756,574           4,756,574                     --

OTHER ITEM
Interest income                                                         (50,465)            (50,465)                    --

Loss for the period                                             $     4,706,109         $ 4,706,109             $       --
                                                                ----------------        ------------            ------------
Basic and diluted net loss per common  share (Note 3)           $            --         $      (.31)            $       --
                                                                ----------------        ------------            ------------
Weighted  average  number  of  shares  of  common  stock
outstanding                                                                  --          15,220,285              1,124,750

                                                                                   March 31,
                                                                         ---------------------------
                                                                           1999               2000
-----------------------------------------------------------------------------------------------------
CONSOLDIATED BALANCE SHEET DATA:

Cash and cash equivalents                                           $         --         $    424,678

Working capital                                                           80,500            (691,463)

Total assets                                                              80,500            1,097,486

Total stockholders' equity (deficit)                                      80,500             (24,673)


Item 8. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: our limited operating history, history of losses, risks associated with the development of technologies, risks involving the management of growth, risks associated with the Internet, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships, our ability to protect our intellectual property rights and the other risks and uncertainties detailed in the "Risk
Factors" section of this annual report. "We," "our," "us" and the "Company" refer to Pawnbroker.com, Inc. and our subsidiaries.

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

ANNUAL RESULTS OF OPERATIONS YEARS ENDED MARCH 31, 1999 AND MARCH 31, 2000

     Revenues. We had no revenues from operations. Our loss for the twelve months ended March 31, 2000 of $4,706,109 was as a result of costs associated with corporate acquisition expenses, developing our business plan, product development expenses related to the development of our Pawnbroker.com web site and technologies, sales and marketing expenses and administrative expenses. We anticipate our expenses and losses will increase as we increase our web site development and marketing efforts.

     Salaries and Payroll. Salaries and wage expenses for the twelve months ended March 31, 2000 were $891,940. The increase in expense resulted from hiring personal in product development $286,528, sales and marketing $265,820 and general and administrative $268, 943.

     We believe that development of additional functions and features are vital for our site to remain competitive in our industry, therefore we anticipate that we will devote substantial resources to product development and as a result, payroll costs are expected to continue to increase in the future. We expect to add strategic personnel in the sales, marketing and the general and administrative departments and as a result payroll cost in these departments are expected to continue to increase in the future.

     Contract Services. Contract service expense for the twelve months ended March 31, 2000 were $476,899, which consist primarily of investor, marketing, and public relations services $336,228, and market research $85,039. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include investor relations, public relations and market research activities. These costs are expected to continue to increase in the future.

     Consulting. Consulting expense for the twelve months ended March 31, 2000 were $377,441 which consist primarily for assistance related to the evaluation and development of our Internet business strategies, development of a Internet business plan and interim executive personnel. These costs are associated with early stage companies and we anticipate a reduction in these cost in the future.

     Professional Fees. Professional fees for the twelve months ended March 31, 2000 $386,939, which consist primarily of legal and accounting expenses. The increase in expense is attributed to legal and accounting support that accompanied the emergence and growth of our business and our preparation and filing of Security and Exchange Commission reports. As our business continues to grow, we anticipate these costs will continue to increase in the future.

     Marketing and Related Expense. Marketing and related expenses for the twelve months ended March 31, 2000 were $300,706, which consist primarily of creative printing $163,677 and advertising $71,300. We intend to continue pursuing an aggressive brand-enhancement strategy, which will include mass marketing, multimedia, advertising and promotional programs. These costs are expected to continue to increase in the future.

     General and Administrative. General and administrative related expense for the twelve moths ended March 31, 2000 were $1,657,250, which consist of general office $221,710, printing $129,259, purchased software $220,000, recruiting $232,858 and facility costs of approximately $262,700. We anticipate that with the growth of our Company, these costs are expected to continue to increase in the future.

     Travel and Related. Travel and related expenses for the twelve moths ended March 31, 2000 were $227,976 which consist of raising capital and business development. We anticipate that as the Company grows, these costs are expected to continue to increase in future periods.

     We had no material operations during the year ended March 31, 1999 and as a result, management does not believe a comparative analysis of such results of operations would be meaningful.

PERIOD FROM FEBUARY 13, 1998 (INCEPTION) TO MARCH 31, 1998 AND MARCH 31, 1999

     Throughout both these periods we did not have any material business operations. We had no revenues from operations. During the period from our inception (February 13, 1998) to March 31, 1998, we had expenses of $1,392 and a loss of $1,392, compared to expenses of $21,869 and a loss of $21,869 during our fiscal year ended March 31, 1999. The increase in expenses incurred during our fiscal year ended March 31, 1999 was attributable primarily to legal, accounting and professional fees associated with the restructuring of our corporation structure and general administrative expenses.

     We raised $4,975 capital during the fiscal period April 1, 1998 to March 31, 1999. We had nominal cash of $3,007 on hand at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through the private placement of equity securities. As of March 31, 2000 we had $424,678 in cash or term deposits. As of March 31, 2000, we had a working capital deficit of $691,463. Net cash used in operating activities was $3,395,555 for the year ended March 31, 2000. Net cash used in operating activities resulted primarily from net losses adjusted for increase in accounts payable and accrued liabilities. Net cash used in investing activities was $764,767 for the year ended March 31, 2000. Net cash used in investing activities related to purchase of property and equipment and our domain name. Net cash provided by financing activities was $4,504,500 for the year ended March 31, 2000. Net cash provided from financing activities related primarily to net proceeds from the sale of common.

     Since February 5, 1999, we raised net cash from financing of $4,585,000, including $80,500 from the issuance of stock on April 6, 1999 to acquire Eriko Internet, Inc. $3,003,000 in June 1999 in capital through private placements of our common stock and $1,501,500 in February 2000, for 650,000 shares of common stock pursuant to the exercise of share purchase warrants at a price of $2.31 per share.

     Our operating budget for the period beginning April 1, 2000 through March 31, 2001 is estimated to be approximately $11.1 million. We cannot assure you that our actual expenditures for these periods will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

     (i)       cost associated with the continuing development of our web site.
     (ii)      our ability to attract visitors to our web site,
     (iii)     our ability to attract pawnshops to use our services,
     (iv)      our ability to successfully complete transactions,
     (v)       the availability of financing on acceptable terms,
     (vi) reliability of the assumptions of management in estimating cost and timing,
     (vii)     competition; and
     (viii)    other factors that may be beyond our control.

     We estimate that we will be required to raise approximately $5 million in additional capital during the third quarter 2000 to meet our anticipated cash needs during the third and fourth calendar quarters of 2000. In their independent auditor's report dated June 27, 2000, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We estimate that our minimum cash requirement for the twelve months ended March 31, 2000 is approximately $8 million, primarily for expenses related to marketing, site development, site maintenance and costs associated with facilitating transactions between our customers and participating pawnshops and general and administrative infrastructure

     We intend to raise additional financing through private placements of our equity or debt in the third quarter of 2000. We are in the process of negotiating a private placement of our securities that is expected to provide gross proceeds of $4.5 million in July 2000.

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

RECENT FINANCING

     As of March 31, 2000, we have funded our business activities and operations through issuance of shares of our common stock in the following transactions:

                                           Summary of Transactions
                                                                         Number of            Total Price of
                                                                           Share                 Shares ($)
                                                                     -------------------     -----------------
Founders shares issued at par value (post-consolidated)                    968,750(1)                 388(1)
Issued as consideration for the acquisition of shares in Digital            25,000(1)                  10(1)
Sign, Inc.  (post-consolidated).
Issued for cash at $0.20 per share (post-consolidated)                      24,875                  4,975
Issued for cash issued at $0.05 per share (post-consolidated).             106,125(1)              20,895(1)
Issued as consideration for the acquisition of shares in Eriko           8,500,000(1)(2)            3,007(1)
Internet, Inc. (post-consolidated).
Issued as consideration for the acquisition of all the issued and        6,240,000                    Nil(3)
outstanding shares of Pawnbroker.com.
Cancellation/surrender of 250,000 shares                                  (250,000)(4)               (250)
Issued for cash at $2.31 per share(5)                                    1,300,000              3,003,000
Issued for cash at $2.31 per share(6)                                      650,000              1,501,500
                                                                     -------------------     -----------------
     TOTAL                                                              17,564,750              3,032,087
---------------------------

(1) On a post split basis. On June 10, 1999, we amended our Articles of Incorporation to affect a 1-for-4 reverse stock split of our issued and outstanding share capital.
(2) We issued 34,000,000 pre-split shares in connection with a statutory share exchange between Eriko Internet, Inc and us.
(3) The shares were issued in exchange for all of the issued and outstanding shares of Pawnbroker (Nevada) to Joseph Schlader, our President, Cheryl Schlader, and William Galine, our Vice President. The shares were issued based on the book value of Pawnbroker (Nevada), which was nil.
(4) On May 19, 1999, Cameron Woodbridge, a founding shareholder of Eriko Internet, Inc., contributed 1,000,000 pre-consolidation shares to the corporation for $250. The shares were initially issued as founder's shares for nominal consideration by Eriko Internet, Inc., subject to Mr. Woodbridge serving as a director and officer of Eriko. Mr. Woodbridge contributed the shares because he was no longer actively involved in Eriko at the time of our share exchange with Eriko.
(5) We issued 1,300,000 Units consisting of one Common share and one-half of one common Share Purchase Warrant. Each whole Share Purchase Warrant is exercisable to acquire one additional common share at $2.31 per share until June 23, 2000 and at $2.90 per share until June 22, 2001. There can be no assurance that such warrants will be exercised.
(6) We issued 650,000 shares of Common Stock in exchange for the Purchases Warrants, called in February 2000, at exercise price of $2.31.


Subsequent Events

     We obtained a one million dollar ($1,000,000) line of credit from BWI Avionics Ltd. that the Company has completely drawn down as of June 30, 2000. The line of credit has interest payable at the rate of twelve percent (12%) per annum. The Note is due and payable May 1, 2001, with the option of extending the term upon the agreement of BWI Avionics Ltd., William Galine, and Joseph Schlader. Each of William Galine and Joseph Schlader and their entity Pacific Pawnbroker personally guaranteed $500,000 of the line of credit. The Company drew down the loan for the purpose of purchasing certain equipment.

     On June 7, 2000, we issued a 9% convertible debenture and warrants to Lamothe Investing Corp. pursuant to a loan agreement dated June 7, 2000 to raise gross proceeds of $500,000. The convertible debenture is convertible into common shares at the lesser of lesser of $4.89 or (ii) 85% of the lowest closing bid prices for our shares on the OTCBB or other principal market on the conversion date. The warrants are exercisable to acquire 58,824 shares of our common stock at $4.89 per share. We issued the 9% convertible debenture and warrants pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. We paid a loan fee to of Lamothe Investing Corp. equal to 10% of the gross proceeds of the offering.

Item 7A.  QUANTIIATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

     We intend to transact our business in United States Dollars, and we anticipate that we will have no material risks resulting from sales commitments, inventory or similar items.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the years ended March 31, 1999 and 2000, are submitted as a separate section of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

Item 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     Members of the Board of Directors are elected by our shareholders. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

     As at March 31, 2000, the following persons were our directors and executive officers:

Name and present office held       Director/officer   Principal occupation and if not at present an elected director,
                                   since              occupation during the preceding five years
-----------------------------------------------------------------------------------------------------------------------
Neil McElwee
Chief Executive Officer            September 1999     Internet   Marketing   Consultant   -  Principal  of  McElwee  &
                                                      Associates,  a consulting firm, since 1996 to present;  director of business  development for Infoseek  Corporation  from 1998 to
                                                      1999; Vice President of Marketing for Caligari  Corporation from
                                                      1995 to 1996.
-----------------------------------------------------------------------------------------------------------------------
Joseph Schlader
Chairman, President and            June 1999          Pawnbroker  Executive - Director,  Pacific Pawnbrokers from 1981
Director (1)                                          to present.
-----------------------------------------------------------------------------------------------------------------------
William Galine
Vice-President
and Director(1)                    June 1999          Pawnbroker Executive - Secretary and Treasurer, Director, Pacific
                                                      Pawnbrokers from  1984 to present.
-----------------------------------------------------------------------------------------------------------------------

Name and present office held       Director/officer   Principal occupation and if not at present an elected director,
                                   since              occupation during the preceding five years
-----------------------------------------------------------------------------------------------------------------------
Vahid Rafizadeh
Chief Technical Officer            October 1999       Software Architect - Chief Technical Officer and Vice President,
                                                      KSM, Inc. from 1998 to 1999; Chief  Software Architect, Lockheed
                                                      Martin from 1996 to 1998; software architect, North American
                                                      Drager from 1994 to 1996.
-----------------------------------------------------------------------------------------------------------------------
Greigory Park
Chief Financial Officer            March 2000         Connectinc.com - Chief Financial  Officer, 1997 to 1999; IMSI,
                                                      Inc. Corporate Controller 1995 to 1997; IFS, Inc. - Corporate
                                                      Controller 1992 to 1995.
-----------------------------------------------------------------------------------------------------------------------

(1)  Member of the Registrant's audit committee.

The following is a brief biographical information on each of the officers and directors of listed:

Neil McElwee, Chief Executive Officer - Age 54

     Mr. McElwee joined as our Chief Executive Officer in September 1999. He has been a senior marketing and business development executive for over 25 years. Mr. McElwee has been a principal of McElwee & Associates, a consulting firm, since 1996 to present. Mr. McElwee also served as a director of business development for Infoseek Corporation, an Internet commerce company, from 1998 to 1999. Mr. McElwee was Vice President of Marketing for Caligari Corporation, a marketer of 3D graphics and animation software, from 1995 to 1996. Mr. McElwee is employed full time with Pawnbroker.com

Joseph Schlader, Chairman, President and Director - Age 47

     Joseph Schlader, who played a central role in the formation of the Pawnbroker.com (Nevada), was appointed our President and a director in June 1999. Schlader has over eighteen years experience in the pawnbroking industry. In 1981, Schlader founded Pacific Pawnbrokers in Sparks, Nevada. Since that time, Pacific Pawnbrokers has expanded its operations to four stores located in the Reno and Lake Tahoe areas. Schlader is also a graduate of the Gemological Institute of America and a member in the National Pawnbrokers' Association.

William Galine, Vice-President and Director - Age 48

     William Galine joined the Company as Vice-President and director in June 1999. Galine has worked in the pawn industry for the from 1984 to 1999 expanding Pacific Pawnbrokers' operations. Currently, Galine is the Secretary-Treasurer of the Nevada Pawnbrokers' Association and a member of the National Pawnbrokers' Association.

Vahid Rafizadeh, Chief Technical Officer - Age 41

     Mr. Rafizadeh has served as our Chief Technical Officer since October 1999. He has served as Chief Technical Officer and Vice President of Product Development at KSM, Inc., a software developer from 1998 to 1999, a personalization engine that delivered sales, marketing, and support programs. Prior to joining KSM, Inc., Rafizadeh was Chief Software Architect for Lockheed Martin in Valley Forge, Pennsylvania, from 1996 to 1998, where he directed all technical aspects of several state-of-the-art imaging projects, including technical design and quality of implementation. From 1994 to 1996, Mr. Rafizadeh served as lead software architect for North American Drager, a developer of cardiac output monitoring and anesthesia products for the health care industry.

Greigory Park, Chief Financial Officer - Age 43

     Mr. Park joined the Company in March 2000 as Chief Financial Officer. Prior to joining the Company, from June 1999 to March 2000, Mr. Park worked as a consultant for Ask Jeeves, Inc., inSolicon, Inc., and TCSI Corp., in various senior finance capacities involving Initial Public Offering, and Merger and Acquisitions. Prior to this from

April 1998 to June 1999, Mr. Park was Chief Financial Officer for Connectinc.com, an enterprise software Company. Prior to this from 1995 to 1998, Mr. Park was Corporate Controller for International Microcomputer Software, Inc., a leading developer and publisher of visual productivity software for businesses and consumers.


DIRECTOR'S COMPENSATION

     Our Directors do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the Board, a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Directors may also serve our company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.

Subsequent Events

     Prior to May 3, 2000, all of our directors are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles and Bylaws. On May 3, our shareholders approved and we amended our Bylaws to create a classified or staggered board of directors, which consists of three classes of directors. Directors will be elected at our next annual meeting scheduled for September 8, 2000 as follows:

     o Class A directors will serve for an initial term of one (1) year and their successor will be elected at the next annual meeting for a term of three (3) years;
     o Class B directors will serve for an initial term of two (2) years and their successor will be elected at the annual meeting follow the expiration of their term for a term of three (3) years; and
     o Class C directors will serve for a full term of three (3) years and their successor will be elected at the expiration of their term for a term of three (3) years.

Under the amendment to the Bylaws, vacancies and newly created directorships may be filled by a majority of the remaining directors or by a majority of the shareholders, constituting a quorum at an annual or special meeting of the shareholders, and such director shall hold office until their successor is elected and qualified at the next annual meeting or until their earlier resignation or removal.

Other Information

     Our Board of Directors meets periodically to review significant developments affecting our company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself. This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Registrant's independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters.

     None of our directors or executive officers is a party to any arrangement or understanding with any other person pursuant to which said he was elected as a director or officer.

     None of our directors or executive officers has any family relationship with any other officer or director.

     None of our officers or directors have been involved in the past five years in any of the following: (1) bankruptcy proceedings; (2) subject to criminal proceedings or convicted of a criminal act; (3) subject to any order, judgment or decree entered by any court limiting in any way his or her involvement in any type of business, securities or banking activities; or (4) subject to any order for violation of federal or state securities laws or commodities laws.

SEC Filings.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and 10 percent shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and 10 percent shareholders are required by Commission regulations to furnish the Company with all Section 16(a) reports they file.

     Based solely on the Company's review of copies of such reports and written representations from the Company's officers and directors, the Company believes that all required reports were filed on time during the year ended December 31, 1999, except Greigory Park failed to file a Form 3 initial report.

Item 11.  EXECUTIVE COMPENSATION

     The table below shows, for the last two completed fiscal years ended March 31, 2000 and 1999, compensation paid to Pawnbroker.com's Chief Executive Officer and the four most highly paid executive officers serving at June 30, 2000 whose total annual compensation exceeded or is expected to exceed $100,000. These officers are referred to as the "Named Executive Officers."

Summary Compensation Table

                                           Annual Compensation                           Long Term Compensation
                                 ---------------------------------------    -----------------------------------------------
                                                                                    Awards                    Payouts
                                                                            ------------------------   --------------------

Name and Principal Position    Year(1)    Salary      Bonus      Other      Restricted    Securities    LTIP(2)    All Other
                                          (US$)        ($)      Annual        Stock      Underlying    Payouts     Compensa-
                                                                Compen-      Award(s)      Options/       ($)        tion($)
                                                                sation($)      ($)          SARs(#)
---------------------------------------------------------------------------------------------------------------------------
Neil McElwee(3)                2000      $107,692    $  --     $  4,200      $    --       782,590     $   --      $     --
                               1999            --       --           --           --            --         --            --

Joseph Schlader(4)             2000        74,423       --        2,853           --       250,000         --            --
                               1999            --       --           --           --            --         --            --

William Galine(5)              2000        60,019       --        2,853           --       125,000         --            --
                               1999            --       --           --           --            --         --            --

Vahid Rafizadeh(6)             2000        73,769       --        2,266           --       391,295         --            --
                               1999            --       --           --           --            --         --            --

Greigory Park(7)               2000         5,769       --           --           --       300,000         --            --
----------------------------

(1)  Years ended March 31, 2000 and 1999.
(2)  Long-term incentive plan. We have no LTIP.
(3)  CEO from September 12, 1999 to present.
(4)  President from June 14, 1999 to present.
(5)  Senior Vice-President from June 14, 1999 to present.
(6)  CTO from October 5, 2000 to present.
(7)  CFO from March 9, 2000 to present.


Employment Contracts

     On September 12, 1999 we entered into an employment agreement with Neil McElwee, our Chief Executive Officer, for a term of three years beginning September 12, 1999 and ending September 12, 2002, provided that we may terminate Mr. McElwee's employment upon (i) three months written notice during the first year of his employment, (ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. McElwee agreed to serve full time as our Chief Executive Officer. We agreed to pay Mr. McElwee a salary of $200,000 per year increasing by 12% per year. We also agreed to grant Mr. McElwee options to acquire up to 782,590 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years, and bonus options exercisable to acquire up to 1% of our issued and outstanding shares of common stock following each year of his employment.

     On June 14, 1999 we entered into an employment agreement with Joseph Schlader, our President, for a term of three years beginning June 14, 1999 and ending June 14, 2002, provided that we may terminate Mr. Schlader's employment upon (i) three months written notice during the first year of his employment,
(ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. Schlader agreed to serve full time as our President. We agreed to pay Mr. Schlader a salary of $90,000 per year increasing by 12% per year. We also agreed to grant Mr. Schlader options to acquire up to 250,000 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years.

     On June 14, 1999 we entered into an employment agreement with William Galine, our Vice President, for a term of three years beginning June 14, 1999 and ending June 14, 2002, provided that we may terminate Mr. Galine's employment upon (i) three months written notice during the first year of his employment,
(ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. Galine agreed to serve full time as our Vice President. We agreed to pay Mr. Galine a salary of $75,000 per year increasing by 12% per year. We also agreed to grant Mr. Galine options to acquire up to 250,000 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years.

     On October 5, 2000 we entered into an agreement with Vahid Rafizadeh, our Chief Technology Officer, for a term beginning October 5, 1999 and ending September 16, 2002, provided that we may terminate Mr. Rafizadeh's employment upon (i) three months written notice during the first year of his employment,
(ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. Rafizadeh agreed to serve full time as our Chief Technology Officer. We agreed to pay Mr. Rafizadeh a salary of $140,000 per year increasing by 12% per year. We also agreed to grant Mr. Rafizadeh options to acquire up to 391,295 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years.

     We hired Mr. Park as our Chief Financial Officer on March 9, 2000. We are in the process of finalizing an employment agreement, which we anticipate will be finalized during in the summer of 2000.

Option Grants

     The following table sets forth information regarding stock option grants to our Chief Executive Officer and four most highly compensated executive officers during the year ended March 31, 2000. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

     o multiplying the number of shares of common stock subject to a given option by the exercise price;

     o assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

     o    subtracting from that result the aggregate option exercise price.

             Option Grants in Last Fiscal Year Ended March 31, 2000

Individual Grants                                                                     Potential Realized
                                                                                   Value at Assumed Annual
                                                                                     Rates of Stock Price
                                                                                   Appreciation for Option
                                                                                             Term
------------------------------------------------------------------------------------------------------------
          (a)                 (b)           (c)           (d)            (e)           (f)          (g)
         Name              Number of     % of Total     Exercise     Expiration      5% ($)       10% ($)
                          Securities      Options       or Base         Date
                          Underlying     Granted to      Price
                            Options      Employees     ($/Sh)(2)
                          Granted (#)    in Fiscal
                                          Year(1)
------------------------------------------------------------------------------------------------------------
Neil McElwee (3)            782,590         27%          6.75        9/13/2009     1,545,223     8,678,970

Joseph Schlader (4)         250,000          9%          6.75        6/13/2009       492,500     2,772,500

William Galine (5)          125,000          4%          6.75        6/13/2009       246,250     1,386,250

Vahid Rafizadeh (6)         391,295         14%          6.75        10/4/2009       474,630     3,559,460

Greigory Park (7)           300,000         10%          7.13         3/8/2010       363,000     4,114,000
--------------------------

(1) During our fiscal year ended March 31, 2000, we issued options to purchase 2,894,665 shares to employees.
(2) The exercise price per shares was equal to the fair market value of the common stock on the date of grant as determined by the Board of Directors.
(3) Represents options vesting according to the following schedule: one third of the options granted shall vest on September 12, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 12th day of each calendar month for two consecutive years
(4) Represents options vesting according to the following schedule: one third of the options granted shall vest on June 14,, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 14th day of each calendar month for two consecutive years
(5) Represents options vesting according to the following schedule: one third of the options granted shall vest on June 14, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 14th day of each calendar month for two consecutive years
(6) Representing option vesting according to the following schedule: one third of the options granted shall vest on October 5, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 5th day of each calendar month for two consecutive years
(7) Representing option vesting according to the following schedule: one third of the options granted shall vest on March 9, 2001. Thereafter, one thirty-sixth of the options granted shall vest on the 9th day of each calendar month for two consecutive years

Option Exercises

     During the fiscal year ended March 31, 2000, none of the Named Executive Officers exercised options to purchase shares of our common stock.

Compensation of Industry Council Members

     IndustryCouncil Members do not currently receive cash compensation from Pawnbroker.com for their services as members of the Board of Directors, although they may be reimbursed for certain expenses in connection with attendance at council member meetings and for their efforts as council members. From time to time, certain of our council members have received grants of options to purchase shares of our common stock pursuant to the 1999 Stock Option Plan. As of March 31, 2000, we grant options exercisable to acquire a total of 82,000 shares of our common stock to members of our Industry Council.

     During our fiscal year ended March 31,  2000,  the Board of  Directors  was
responsible  for  establishing   compensation   policy  and   administering  the
compensation programs of our executive officers.

     The amount of compensation paid by Pawnbroker.com to each of its directors and officers and the terms of those persons' employment is determined solely by the Board of Directors, except as otherwise noted below. We believe that the compensation paid to our directors and officers is fair to Pawnbroker.com.

     In the past, our board of directors has negotiated all executive salaries on behalf of Pawnbroker.com. Our Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

Stock Option Plan

     On October 28, 1999, our Board of Directors and a majority of our stockholders approved the 1999 Stock Option Plan. The Plan was amended on May 3, 2000, at a special meeting of our shareholders. The Plan provides for the grant of incentive stock options and non-qualified options to purchase up to 8,000,000 shares of common stock to officers, directors, employees, and other qualified persons selected by the Plan Administrator (which currently is the Board of Directors). The Plan is intended to help attract and retain key employees and any other persons that may be selected by the Plan Administrator and to give them an equity incentive to achieve our objectives.

     Incentive stock options may be granted to any individual who, at the time of grant, is an employee of Pawnbroker.com or any subsidiary. Non-qualified stock options may be granted to employees and other persons selected by the Plan Administrator. The Plan Administrator uses its discretion to fix the exercise price for options, subject to certain minimum exercise prices in the case of incentive stock options. Options will not be exercisable until they vest according to a vesting schedule specified by the Plan Administrator at the time of grant of the option.

     Options are non-transferable except by will or the laws of descent and distribution. With certain exceptions, vested but unexercised options terminate on the earlier of:

     o the expiry of the option term specified by the Plan Administrator at the date of grant (generally 10 years; or, with respect to incentive stock options granted to greater-than 10% shareholders, a maximum of five years);
     o the date an optionee's employment or contractual relationship with Pawnbroker.com or any subsidiary is terminated for cause;
     o the expiry of three months from the date an optionee's employment or contractual relationship with Pawnbroker.com or any subsidiary is terminated for any reason, other than cause, death or disability; or
     o the expiry of one year from the date of death of an optionee or cessation of an optionee's employment or contractual relationship by death or disability.

Unless accelerated in accordance with the Plan, unvested options terminate immediately on termination of employment of the optionee by Pawnbroker.com for any reason whatsoever, including death or disability.

Other Consulting Agreements

     We entered into a consulting agreement with IRG Investor Relations Group Ltd., a consultant to Pawnbroker.com, Inc., dated June 25, 1999. Under the terms of the agreement, IRG agreed to provide us certain investor relations consulting services. We agreed to pay IRG as consideration for such services $100,000
(paid) upon execution of the agreement and a monthly fee in the amount of $20,000 for the term of the agreement.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2000 (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                                    Name and Address of         Amount and Nature of
        Title of Class               Beneficial Owner           Beneficial Ownership        Percentage of Class(1)
----------------------------------------------------------------------------------------------------------------------
                                Dotcom Fund, S.A.
                                Box 571, Providenciales,
         Common Stock           Turks & Caicos Islands                1,600,000                      9.10%
----------------------------------------------------------------------------------------------------------------------
                                Packard Financial Group
                                #11 Old Parham Rd, St.
         Common Stock           Charles Nevis, West Indies            1,950,000                     11.10%
----------------------------------------------------------------------------------------------------------------------
                                William Galine
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503                  3,099,266(2)                   17.60%(2)
----------------------------------------------------------------------------------------------------------------------
                                Cheryl Schlader(3)
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503                  3,265,534 (3)                  18.50%(3)
----------------------------------------------------------------------------------------------------------------------
                                Joseph Schlader
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503                3,265,534 (4)(5)               18.50%(4)(5)
----------------------------------------------------------------------------------------------------------------------
                                Neil McElwee (6)                       nil(6)
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
----------------------------------------------------------------------------------------------------------------------
                                 Vahid Rafizadeh (7)                   nil(7)
                                85 Keystone, Suite A
         Common Stock            Reno, Nevada 89503
----------------------------------------------------------------------------------------------------------------------
                                 Greigory Park (8)                     nil(8)
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
----------------------------------------------------------------------------------------------------------------------
                                Officers and Directors as

         Common Stock           a Group                            6,364,800(2)(5)               36.10%(2)(5)
----------------------------------------------------------------------------------------------------------------------

(1) Based on an aggregate of 17,564,750 shares outstanding as of March 31, 2000.
(2) Includes 41,666 shares acquirable upon the exercise of options within sixty days of March 31, 2000. Does not include 83,334 shares acquirable upon the exercise of options, which vest as to 3,472 shares on the 12th day of each calendar month for two consecutive years.
(3) Joseph Schlader and Cheryl Schlader are husband and wife. As such, each would be deemed to be the beneficial owner the other's shares. Includes 1,674,534 shares of common stock owned by Joseph Schlader.
(4) Joseph Schlader and Cheryl Schlader are husband and wife. As such, each would be deemed to be the beneficial owner the other's shares. Includes 1,591,200 shares of common stock owned by Cheryl Schlader.
(5) Includes 83,334 shares acquirable upon the exercise of options within sixty days of March 31, 2000. Does not include 166,666 shares acquirable upon the exercise of options, which vest as to 6,944 shares on the 12th day of each calendar month for two consecutive years.

(6) Mr. McElwee has options exercisable to acquire 782,590 shares of our common stock, which vest according to the following schedule: one third of the options granted shall vest on September 12, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 12th day of each calendar month for two consecutive years.

(7) Mr. Rafizadeh has options exercisable to acquire 391,295 shares of our common stock, which vest according to the following schedule: one third of the options granted shall vest on October 5, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 5th day of each calendar month for two consecutive years.

(8) Mr. Park has options exercisable to acquire 300,000 shares of our common stock, which vest according to the following schedule: one third of the options granted shall vest on March 9, 2001. Thereafter, one thirty-sixth of the options granted shall vest on the 9th day of each calendar month for two consecutive years.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Joseph Schlader, a director and our President, and William Galine, a director and our Vice President, are directors of Pacific Pawnbrokers. Mr. Galine is also an officer of Pacific Pawnbrokers. Pacific Pawnbrokers has agreed to assist us in testing our Pawnbroker.com software. Pacific Pawnbrokers will participate in the beta test launch of our Pawnbroker.com web site and be a participating pawnshop during the initial soft launch of our site in the fourth quarter of 1999. Pacific Pawnbrokers will post merchandise for sale on our web site and test our systems during the beta test phase. After the beta tests, Pacific Pawnbrokers will offer and sell merchandise on the same terms as other participating pawnshops.

     We also acquired the domain names "pawnbroker.com" and "pawnbrokers.com" from Pacific Pawnbrokers for $125,000.

     We believe that our relationship with Pacific Pawnbrokers is no less favorable to us than an arrangement with other unrelated parties at arms' length.

     Mr. Schlader and William Galine were founders and promoters of Pawnbroker (Nevada). We acquired Pawnbroker (Nevada) by issuing 6,240,000 shares of our common stock to Mr. Schlader, Cheryl Schlader, and Mr. Galine. These shares were issued at a nominal value of $62, which is equal to the par value of the shares and the book value of the assets of Pawnbroker (Nevada) at the time of the acquisition. Cheryl Schlader is Mr. Schlader's wife. The terms of the acquisition were negotiated, at arm's length, by our management at the time of the acquisition with Mr. Schlader, Ms. Schlader, and Mr. Galine. We were represented by separate counsel.

     We obtained a one million dollar ($1,000,000) line of credit from BWI Avionics Ltd. that the Company has drawn down nine hundred thousand dollars ($900,000) as of May 31, 2000. The line of credit has been issued to the Company under an oral agreement. The line of credit has interest payable at the rate of twelve percent (12%) per annum. The Note is due and payable May 1, 2001, with the option of extending the term upon the agreement of BWI Avionics Ltd., William Galine, and Joseph Schlader. Each of William Galine and Joseph Schlader and their entity Pacific Pawnbroker personally guaranteed $500,000 of the line of credit. The Company drew down the loan for the purpose of purchasing certain equipment.

     Except for relationships and transactions that we have disclosed above and in other sections of this registration statement such as (a) the ownership of our securities and (b) the compensation described herein, to our knowledge, none of our directors, executive officers, holders of ten percent of our outstanding shares of common stock, or any associate or affiliate of such person, have had a material interest, direct or indirect, since our inception or in any proposed transaction which may materially affect us.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements

     (1) Financial Statements

     The Financial Statements required by this item, with the report of independent auditors, are submitted in a separate section beginning on page F-1 of this report.

     (2) Financial Statement Schedules

     All other schedules for which provisions is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

     (a) Exhibits.

     Subject to the rules regarding incorporation by reference, furnish the exhibits as required by Item 601 of Regulation S-K.

     Except for contracts made in the ordinary course of business, the following are the material contracts that have been entered into by Pawnbroker.com within the two years preceding the date of this annual report:

Exhibit
Number         Description
------         -----------

 2.1(1)        Agreement  of   Reorganization   by  and  between   Digital  Sign
               Corporation, Edward F. Meyers III and Digital Signs, Inc. dated February 14, 1998.

 2.2(1) Agreement and Plan of Share Exchange by and between Digital Sign Corporation and Eriko Internet, Inc. dated April 4, 1999.

 2.3(1) Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated May 14, 1999.

 2.4(1) Addendum to Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated June 11, 1999.

 3.1(1) Certificate of Incorporation of Digital Sign Corporation filed February 13, 1998.

 3.2(1)        Certificate of Amendment of Digital Sign  Corporation  filed June
               10, 1999.

 3.3(2)        Certificate  of Amendment of  Pawnbroker.com,  Inc. filed June 1,
               2000.

 3.5(1)        Bylaws of Digital Sign Corporation.  (Previously filed as Exhibit
               3.3 to Form 10)

 3.6(2)        Amended and Restated Bylaws of Pawnbroker.com, Inc.

10.1(1)        Form of Private Placement  Subscription  Agreement dated February
               1998.

10.2(1) Contribution Agreement by and between Digital Sign Corporation and Cameron Woodbridge dated May 19, 1999.

10.3(1) Subscription Agreement by and between Pawnbroker.com, Inc. and Packard Financial Group Inc. dated June 14, 1999.

Exhibit
Number         Description
------         -----------

10.4(1) Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999

10.5(1)        85 Keystone Lease Agreement by and between  Pawnbroker.com,  Inc.
               and The Kowalski Family Trust dated April 1, 1999.

10.6(1) Design and Development Agreement by and between Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

10.8 Lease Agreement by and between Pawnbroker.com, Inc. and and Don Pearlman Joint Venture Six dated December 2, 1999

10.9 Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999

10.10 Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999

10.11 Employment Agreement by and between Pawnbroker.com, Inc. and William Galine effective June 13, 1999

10.12          Employment  Agreement  by and between  Pawnbroker.com,  Inc.  and
               Vahid Rafizadeh

10.13 Severance and Release Agreement by and between Pawnbroker.com, Inc. and Daniel McElwee effective May 18, 2000

10.14          Letter  Agreement  by  and  between   Pawnbroker.com,   Inc.  and
               Jefferies & Co., Inc. dated December 1, 1999

10.15 12% Promissory Note in the Principal Amount of $1,000,000 dated April 26, 2000 issued to BWI Avionics, Ltd.

10.16          Agreement    by   and   between    Pawnbroker.com,    Inc.    and
               RedTagOutlet.com, Inc. dated May 10, 2000

10.17          Letter  Agreement  by  and  between   Pawnbroker.com,   Inc.  and
               Ladenburg Thalmann & Co. Inc. dated June 7, 2000

10.18          Letter  Agreement  by  and  between   Pawnbroker.com,   Inc.  and
               Ladenburg Thalmann & Co. Inc. dated June 7, 2000

10.19 Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

10.20          Registration Rights Agreement by and between Pawnbroker.com, Inc.
               and Lamothe Investing Corp. dated June 7, 2000

10.21          Escrow Agreement related to the Loan Agreement dated June 7, 2000

10.22          Form of 9%  Convertible  Debenture  issued to  Lamothe  Investing
               Corp.

10.23          Form of Warrant issued to Lamothe Investing Corp.

10.29(2)       Amended and Restated Stock Option Plan, filed June 1, 2000.

21.1(1)        Subsidiaries of the Registrant

23.1           Consent and Acknowledgement of Davidson & Co.

27.1           Financial Data Schedule
---------------------

(1)  Previously filed as an exhibit to Form 10 on November 3, 1999.

(2)  Previously filed on June 1, 2000 on Form 8-K.

     (a) Reports on Form 8-K

     1. A Current Report on Form 8-K was filed on June 1, 2000.

                                   SIGNATURES


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil McElwee and Greigory Park, as his true and lawful attorney-in-fact and agent with full power of substitution and substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 29, 2000

                                          PAWNBROKER.COM, INC.


                                          /s/ Neil McElwee
                                          --------------------------------------
                                          Neil McElwee, Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                     Date
          ---------                         -----                     ----


/s/ Neil McElwee                    Chief Executive Officer        June 29, 2000
-------------------------------     and Director
Neil McElwee                        (Principal Executive Officer)


/s/ Joseph Schlader                 President and Chairman         June 29, 2000
-------------------------------     of the Board
Joseph Schlader


/s/ William Galine                  Vice President and Director    June 29, 2000
-------------------------------
William Galine


/s/ Greigory Park                   Chief Financial Officer        June 29, 2000
-------------------------------     (Principal Financial Officer
Greigory Park                       and Accounting Officer)

                              PAWNBROKER.COM, INC.
                       (formerly Digital Sign Corporation)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                                                A Partnership of
                                                      Incorporated Professionals
DAVIDSON & COMPANY=========Chartered Accountants================================





                          INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Pawnbroker.com, Inc.
(formerly Digital Sign Corporation)
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Pawnbroker.com, Inc. (formerly Digital Sign Corporation) (A Development Stage Company) as at March 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended March 31, 2000, the period from February 5, 1999 to March 31, 1999 and the period from February 5, 1999 to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Pawnbroker.com, Inc. (formerly Digital Sign Corporation) (A Development Stage Company) will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Pawnbroker.com, Inc. (formerly Digital Sign Corporation) (A Development Stage Company) as at March 31, 2000 and 1999 and the results of its operations and its cash flows for the year ended March 31, 2000, the period from February 5, 1999 to March 31, 1999 and the period from February 5, 1999 to March 31, 2000 in conformity with generally accepted accounting principles in the United States of America.


                                                         /s/ Davidson & Company
Vancouver, Canada                                         Chartered Accountants
June 27, 2000



                          A Member of SC INTERNATIONAL
                          =============================

     Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
                Telephone (604) 687-0947   Fax (604) 687-6172

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31
================================================================================


                                                                                           2000             1999
-----------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                      $    424,678      $        -
    Prepaid expenses                                                                      6,018               -
    Accounts receivable                                                                      -            80,500
                                                                                   ------------      -----------
                                                                                        430,696           80,500

Deposits                                                                                205,741               -

Capital assets (Note 4)                                                                 370,770               -

Domain name (Note 5)                                                                     90,279               -
                                                                                   ------------      -----------
Total assets                                                                       $  1,097,486      $    80,500
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                       $  1,122,159      $        -
                                                                                   ------------      -----------
Stockholders' equity
    Capital stock (Note 7)
       Authorized
              20,000,000  preferred shares with a par value of $0.00001
              50,000,000  common shares with a par value of $0.00001

       Issued and outstanding
         March 31, 2000 17,564,750 common shares
         March 31, 1999   8,500,000 common shares                                           176               85

    Additional paid-in capital                                                        4,681,260           80,415
    Deficit accumulated during the development stage                                 (4,706,109)              -
                                                                                   ------------      -----------
    Total stockholders' equity                                                          (24,673)          80,500
                                                                                   ------------      -----------
Total liabilities and stockholders' equity                                         $  1,097,486      $    80,500
=================================================================================================================


History and organization of the Company (Note 1)
Commitments (Note 11)
Subsequent events (Note 14)




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================



                                                                         Cumulative
                                                                       Amounts From                        Period from
                                                                        February 5,                        February 5,
                                                                               1999       Year Ended           1999 to
                                                                       to March 31,        March 31,         March 31,
                                                                               2000             2000              1999
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Amortization                                                      $    105,984       $   105,984       $       -
    Contract services                                                      476,899           476,899               -
    Consulting                                                             377,441           377,441               -
    General and administrative                                           1,657,250         1,657,250               -
    Marketing and related expenses                                         300,706           300,706               -
    Professional fees                                                      386,939           386,939               -
    Rent                                                                   178,784           178,784               -
    Salary and wages                                                       891,940           891,940               -
    Stock-based compensation                                                93,617            93,617               -
    Telephone                                                               59,038            59,038               -
    Travel and related                                                     227,976           227,976               -
                                                                      ------------       -----------       ---------
                                                                         4,756,574         4,756,574               -

OTHER ITEM
    Interest income                                                        (50,465)          (50,465)              -
                                                                      ------------       -----------       ---------

Loss for the period                                                   $  4,706,109       $ 4,706,109       $       -
=======================================================================================================================

Basic and diluted loss per common share (Note 3)                      $         -        $     (0.31)      $       -
=======================================================================================================================

Weighted average number of shares of common stock outstanding                   -         15,220,285        1,124,750
=======================================================================================================================






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================


                                                                                 Cumulative
                                                                               Amounts From                        Period from
                                                                                February 5,                        February 5,
                                                                                       1999       Year Ended           1999 to
                                                                               to March 31,        March 31,         March 31,
                                                                                       2000             2000              1999
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $  (4,706,109)     $ (4,706,109)    $         -
    Items not affecting cash:
       Amortization                                                                105,984           105,984               -
       Stock-based compensation                                                     93,617            93,617               -

    Net change in non-cash working capital items:
       Increase in prepaid expenses                                                 (6,018)           (6,018)              -
       Increase in accounts payable and accrued liabilities                      1,116,971         1,116,971               -
       Increase (decrease) in accounts receivable                                       -             80,500          (80,500)
                                                                             --------------     -------------    -------------
    Net cash used in operating activities                                       (3,395,555)       (3,315,055)         (80,500)
                                                                             --------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                    (442,033)         (442,033)              -
    Purchase of domain name                                                       (125,000)         (125,000)              -
    Acquisition of cash on purchase of subsidiary                                    8,007             8,007               -
    Increase in deposits                                                          (205,741)         (205,741)              -
                                                                             --------------     -------------    -------------
    Net cash used in investing activities                                         (764,767)         (764,767)              -
                                                                             --------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                       4,585,000         4,504,500           80,500
                                                                             --------------     -------------    -------------
    Net cash provided by financing activities                                    4,585,000         4,504,500           80,500
                                                                             --------------     -------------    -------------

Change in cash position for the period                                             424,678           424,678               -

Cash and cash equivalents, beginning of period                                          -                 -                -
                                                                             --------------     -------------    -------------

Cash and cash equivalents, end of period                                     $     424,678      $    424,678     $         -
==============================================================================================================================

Supplemental disclosure with respect to cash flows (Note 10)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
================================================================================



                                                                                                       Deficit
                                                                                                   Accumulated
                                                            Common Stock             Additional     During the          Total
                                                     ----------------------------       Paid-in    Development  Stockholders'
                                                            Shares        Amount        Capital          Stage         Equity
------------------------------------------------------------------------------------------------------------------------------

Balance, February 5, 1999                                        -      $      -     $        -     $       -      $        -

    Common stock issued for cash                         8,500,000            85         80,415             -          80,500
                                                     -------------  ------------  -------------  -------------  -------------

Balance, March 31, 1999                                  8,500,000            85         80,415             -          80,500

    Capital stock of Pawnbroker.com, Inc. at
       April 6, 1999                                     1,124,750            12         26,256             -          26,268

    Deficit of Pawnbroker.com, Inc. at April 6,
       1999                                                      -             -        (23,261)            -         (23,261)

    Common stock issued pursuant to the
       acquisition of Pawnbroker.com, Inc.
       (Nevada) (Note 6)                                 6,240,000            62              -             -              62

    Common stock issued for cash                         1,300,000            13      3,002,987             -       3,003,000

    Share cancellation                                    (250,000)           (2)          (248)            -            (250)

    Common stock issued on exercise of share
       purchase warrants                                   650,000             6      1,501,494             -       1,501,500

    Stock-based compensation for options issued to
       consultants and non-employees                                                     93,617             -          93,617

    Loss for the year                                            -             -              -    (4,706,109)     (4,706,109)
                                                     -------------  ------------  -------------  -------------  -------------

Balance, March 31, 2000                                 17,564,750     $     176     $4,681,260   $(4,706,109)     $  (24,673)
==============================================================================================================================







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


1.   HISTORY AND ORGANIZATION OF THE COMPANY

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

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 8,500,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present the financial position of Eriko as at March 31, 1999 and its results of operations from February 5, 1999 to March 31, 1999 and the consolidated financial position of the companies as at March 31, 2000, the results of operations of Eriko for the year ended March 31, 2000 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition during the year. The number of shares outstanding at March 31, 2000 and 1999 as presented are those of Pawnbroker.com, Inc.

     The Company is a development stage online provider of previously-owned, higher value merchandise available for immediate purchase and provides an online network of pawnbrokers to trade and sell in the global marketplace.

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

    =====================================================================================
                                                                    2000            1999
    -------------------------------------------------------------------------------------
    Deficit accumulated during the development stage        $ (4,706,109)     $        -
    Working capital (deficiency)                                (691,463)         80,500
    =====================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     These consolidated financial statements include Pawnbroker.com, Inc. (formerly Digital Sign Corporation) and its wholly-owned subsidiaries, Digital Signs, Inc., Eriko Internet Inc. and Pawnbroker.com, Inc. (a Nevada corporation). All significant inter-company balances and transactions have been eliminated upon consolidation.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Revenue recognition

     The Company recognizes revenue from transaction fees charged to pawn shops when completion of the sale of the related item has occurred and the Company has received its portion of the sales proceeds released from escrow.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

     Cash and cash equivalents

     The Company considers all investments with a maturity of three months or less to be cash equivalents.

     Loss per share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires basic and diluted earnings per share to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Stock-based compensation (cont'd.....)

     The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2000.

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

     Capital assets

     Capital assets will be recorded at cost less accumulated amortization. The cost of capital assets is amortized using the straight-line method over the following estimated useful lives of the related assets:

             Furniture and fixtures                           5 years
             Computer equipment                               3 years
             Computer software                              1.5 years
             Leasehold imporvements                           2 years

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

     Financial instruments

     The Company's financial instruments consists of cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carry values, unless otherwise noted.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


4.   CAPITAL ASSETS

        ===================================================================================================
                                                                                     Net Book Value
                                                                Accumulated  ------------------------------
                                                        Cost    Amortization           2000           1999
       ----------------------------------------------------------------------------------------------------
        Furniture and fixtures                   $    61,571     $   7,848       $   53,723       $       -
        Computer equipment                           145,300        11,417          133,883               -
        Computer software                            233,152        51,988          181,164               -
        Leasehold improvements                         2,010            10            2,000               -
                                                 -----------     ---------       ----------       ----------
                                                 $   442,033     $  71,263       $  370,770       $       -
        ===================================================================================================

5.   DOMAIN NAME

     =========================================================================
                                                          2000           1999
     ---------------------------------------------------------- --------------
     Domain name                                   $   125,000      $       -
     Less:  Accumulated amortization                   (34,721)             -
                                                --------------  -------------
     Net book value                                $    90,279      $       -
     =========================================================================


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

     At April 6, 1999, Pawnbroker was inactive with a thin market for its shares, making it difficult to estimate the actual market value of the 8,500,000 common shares. Therefore, the cost of the acquisition, $3,007, has been determined by the fair value of Pawnbroker 's net assets.

     The total purchase price of $3,007 was allocated as follows:

       Current assets                                          $       8,007
       Accounts payable and accrued liabilities                       (5,000)
                                                               -------------
                                                               $       3,007

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


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

7.   CAPITAL STOCK

     On April 6, 1999, Pawnbroker acquired all of the issued and outstanding share capital of Eriko Internet Inc. As consideration, Pawnbroker issued 34,000,000 (8,500,0000 post-consolidation) common shares for cash proceeds of $80,500.

     On May 19, 1999, a shareholder of Pawnbroker surrendered 250,000 shares of common stock which were initially issued as a part of the total shares issued for the acquisition of Eriko Internet Inc. Capital stock and contributed surplus have been reduced by $2 and $248 respectively to eliminate the values initially recorded on issuance.

     On June 14, 1999, Pawnbroker acquired all of the issued and outstanding share capital of Pawnbroker.com, Inc., a Nevada Corporation. As consideration, Pawnbroker issued 6,240,000 common shares at a deemed value of $62, equal to the par value of the shares issued.

     On June 23, 1999, the Company issued 1,300,000 units through a private placement at a price of $2.31 per unit, for total proceeds of $3,003,000. Each unit consisted of one common share and one-half of a share purchase warrant. One full share purchase warrant entitled the holder to acquire one additional common share at a price of $2.31 per share until June 23, 2000 and at a price of $2.90 per share until June 23, 2001. These share purchase warrants were exercised during the year for total proceeds of $1,501,500.

     On September 10, 1999, the Company consolidated its issued and outstanding shares of common stock on a four to one basis. The consolidated statement of changes in stockholders' equity has been restated to give retroactive recognition of the share consolidation for all periods presented. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the share consolidation.

8.   STOCK OPTIONS

     At March 31, 2000, non-employee incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

     =================================================================================================================

             Number           Exercise
          of Shares              Price         Expiry Date
     --------------- ------------------ ------------------------------------------------------------------------------
            250,000            $  6.75         November 1, 2002
            150,000               6.75         3 years from the date when the Company  receives a specified amount of financing in private or public offerings after November 1, 1999.
     =================================================================================================================

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE

     SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of grant over the option price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

     Following is a summary of the stock option activity:

         ====================================================================================
                                                                                    Weighted
                                                                                     Average
                                                                      Number        Exercise
                                                                   of Shares           Price
         ------------------------------------------------------------------------------------
         Outstanding at March 31, 1999                                     -         $     -

             Granted                                                 400,000         $  6.75
             Forfeited                                                     -         $     -
             Exercised                                                     -         $     -
                                                                   ---------
         Outstanding at March 31, 2000                               400,000         $  6.75
         ====================================================================================

     The weighted average fair value of options granted to non-employees during the current year was $0.23 per share.

     Following is a summary of the status of options outstanding at March 31, 2000:

=====================================================================================================================

                                                  Outstanding Options                      Exercisable Options
                                       -------------------------------------------    -------------------------------
                                                           Weighted
                                                            Average      Weighted                           Weighted
                                                          Remaining       Average                            Average
                                                        Contractual      Exercise                           Exercise
Exercise Price                                Number           Life         Price             Number           Price
--------------------------------------------------------------------------------------------------------------------
$ 6.75                                       400,000          2.67          $ 6.75           250,000         $ 6.75
====================================================================================================================

     Compensation

     The Company granted 400,000 options to consultants and non-employees during the current period which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the year ended March 31, 2000 was $93,617 (1999 - $Nil). This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $93,617.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Compensation (cont'd.....)

     The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

===============================================================================
                                                     March 31,       March 31,
                                                          2000            1999
-------------------------------------------------------------------------------

Risk-free interest rate                                5.935%            -
Expected life of the options                           1 year            -
Expected volatility                                       32%            -
Expected dividend yield                                  -               -
===============================================================================


10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     ==========================================================================
                                                     March 31,       March 31,
                                                          2000            1999
     --------------------------------------------------------------------------
     Cash paid for income taxes                     $       -       $       -
     Cash paid for interest                                 -               -
     ==========================================================================

     Non-cash investing and financing transactions during the period from February 5, 1999 to March 31, 2000 were as follows:

     a) The Company issued 8,500,000 shares of common stock at a deemed value of $3,007 to acquire 100% of the outstanding of shares of Eriko.

     b)   The Company issued  6,240,000 shares of common stock at a deemed value
          of   $62   to   acquire   100%   of   the   outstanding    shares   of
          Pawnbroker-Nevada.

     c) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250.

11.  COMMITMENTS

     a) The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

          Future annual lease payments are as follows:

                  2001                  $     233,030
                  2002                        225,074
                  2003                        159,739
                  2004                        103,710

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


11.  COMMITMENTS (cont'd.....)

     b) On June 25, 1999, the Company entered into a one-year consulting agreement commencing on July 1, 1999, whereby the Company is obligated to pay $20,000 per month. The first month's fee was due and payable upon execution of the agreement. The Company further agreed to pay the consultant $100,000 (paid) upon execution of the agreement. In addition, the consultant was granted 400,000 options to purchase common shares of the Company, exercisable at the market price, post reverse stock split on the first day of trading of the newly consolidated shares, for a period of one year from the date of execution of the agreement. Of these options, 250,000 has vested immediately upon board approval, the remaining 150,000 options will vest in equal amounts of 50,000 for each successful financing of $5,000,000.

     c) The Company has formed a Stock Option Plan ("Plan") under which it may grant stock options to employees and officers to acquire up to a total of 2,000,000 shares (changed to 8,000,000 subsequent to year-end) of the Company's common stock, at a price to be determined by the Plan administrator. Approximately 2,977,000 options have been granted under the Plan subsequent to year-end.

     d) The Company entered into a lease agreement commencing on April 1, 2000, to lease certain computer equipment, whereby the Company is obligated to pay $13,235 per month for a total term of 24 months. The total equipment costs are $326,657 and the Company has an option to purchase the equipment at their fair market values prior to expiration of the lease term.

12.  RELATED PARTY TRANSACTION

     During the year ended March 31, 2000, the Company paid $125,000 (1999 - $Nil) to a company controlled by two officers and directors for purchase of the Company's domain name.

13.  INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of $1,600,077 in operating losses which expire as follows:

        2020                                              $   1,600,077
                                                         ===============

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

        ==================================================================================================
                                                                                    2000             1999
        --------------------------------------------------------------------------------------------------
        U.S. federal statutory graduated rate                                    15.00%           15.00%
        State income tax rate, net of federal benefit                             7.00%            7.00%
        Net operating loss for which no tax benefit is currently available      (22.00)%         (22.00)%
                                                                              ----------       ----------
                                                                                  0.00%            0.00%
        ==================================================================================================

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
================================================================================


13.  INCOME TAXES (cont'd.....)

     At March 31, 2000, deferred taxes consisted of a net tax asset of $1,600,077 due to operating loss carryforwards of $4,706,109, which was fully allowed for in the valuation allowance of $1,600,077. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended March 31, 2000 was $1,600,077. Net operating loss carryforwards will expire in 2020.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is not longer impaired and the allowance is no longer required.

14.  SUBSEQUENT EVENTS

     The following are events which occurred subsequent to year end:

     a) The Company amended the Company's Certificate of Incorporation to increase authorized capital of the Company to 150,000,000 shares, consisting of 100,000,000 shares of common stock with $0.0001 par value and 50,000,000 shares of blank check preferred stock with $0.0001 par value.

     b) The Company increased the number of shares authorized to be issued by the Company under the Company's 1999 stock option plan to 8,000,000 shares of common stock. In addition, the Company granted 2,976,665 stock options which vest over a period of 3 years and are exercisable at prices ranging from $4.50 to $8.13 per share.

     c) The Company will effect a change in the Company's fiscal year to December 31, effective December 31, 2000.

     d) A credit facility in the amount of $1,000,000 at 12% per annum from an unrelated party was approved. Two directors have agreed to provide personal guarantees to secure up to 50% of the $1,000,000 line of credit.

     e) On June 7, 2000, a 9% convertible debenture and warrants from an unrelated party for $500,000 was approved. The convertible debenture and the warrants are convertible into common shares of the Company at the election of the issuer, beginning October 4, 2000.

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

 2.1(1)        Agreement  of   Reorganization   by  and  between   Digital  Sign
               Corporation, Edward F. Meyers III and Digital Signs, Inc. dated February 14, 1998.

 2.2(1) Agreement and Plan of Share Exchange by and between Digital Sign Corporation and Eriko Internet, Inc. dated April 4, 1999.

 2.3(1) Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated May 14, 1999.

 2.4(1) Addendum to Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated June 11, 1999.

 3.1(1) Certificate of Incorporation of Digital Sign Corporation filed February 13, 1998.

 3.2(1)        Certificate of Amendment of Digital Sign  Corporation  filed June
               10, 1999.

 3.3(2)        Certificate  of Amendment of  Pawnbroker.com,  Inc. filed June 1,
               2000.

 3.5(1)        Bylaws of Digital Sign Corporation.  (Previously filed as Exhibit
               3.3 to Form 10)

 3.6(2)        Amended and Restated Bylaws of Pawnbroker.com, Inc.

10.1(1)        Form of Private Placement  Subscription  Agreement dated February
               1998.

10.2(1) Contribution Agreement by and between Digital Sign Corporation and Cameron Woodbridge dated May 19, 1999.

10.3(1) Subscription Agreement by and between Pawnbroker.com, Inc. and Packard Financial Group Inc. dated June 14, 1999.

10.4(1) Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999

10.5(1)        85 Keystone Lease Agreement by and between  Pawnbroker.com,  Inc.
               and The Kowalski Family Trust dated April 1, 1999.

10.6(1) Design and Development Agreement by and between Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

10.8 Lease Agreement by and between Pawnbroker.com, Inc. and and Don Pearlman Joint Venture Six dated December 2, 1999

Exhibit
Number         Description
------         -----------

10.9 Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999

10.10 Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999

10.11 Employment Agreement by and between Pawnbroker.com, Inc. and William Galine effective June 13, 1999

10.12          Employment  Agreement  by and between  Pawnbroker.com,  Inc.  and
               Vahid Rafizadeh

10.13 Severance and Release Agreement by and between Pawnbroker.com, Inc. and Daniel McElwee effective May 18, 2000

10.14          Letter  Agreement  by  and  between   Pawnbroker.com,   Inc.  and
               Jefferies & Co., Inc. dated December 1, 1999

10.15 12% Promissory Note in the Principal Amount of $1,000,000 dated April 26, 2000 issued to BWI Avionics, Ltd.

10.16          Agreement    by   and   between    Pawnbroker.com,    Inc.    and
               RedTagOutlet.com, Inc. dated May 10, 2000

10.17          Letter  Agreement  by  and  between   Pawnbroker.com,   Inc.  and
               Ladenburg Thalmann & Co. Inc. dated June 7, 2000

10.18          Letter  Agreement  by  and  between   Pawnbroker.com,   Inc.  and
               Ladenburg Thalmann & Co. Inc. dated June 7, 2000

10.19 Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

10.20          Registration Rights Agreement by and between Pawnbroker.com, Inc.
               and Lamothe Investing Corp. dated June 7, 2000

10.21          Escrow Agreement related to the Loan Agreement dated June 7, 2000

10.22          Form of 9%  Convertible  Debenture  issued to  Lamothe  Investing
               Corp.

10.23          Form of Warrant issued to Lamothe Investing Corp.

10.29(2)       Amended and Restated Stock Option Plan, filed June 1, 2000.

21.1(1)        Subsidiaries of the Registrant

23.1           Consent and Acknowledgement of Davidson & Co.

27.1           Financial Data Schedule
---------------------

(1)  Previously filed as an exhibit to Form 10 on November 3, 1999.

(2)  Previously filed on June 1, 2000 on Form 8-K.