Form 10-Q
period 2000-06-30
PAWNBROKER COM INC
filed 2000-08-25
CIK 1058154

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

      For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of outstanding common shares, no par value, of the Registrant at June 30, 2000 was 17,564,750

================================================================================

                              PAWNBROKER.COM, INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2000

                                                                                                 Page
                                                                                                 ----
Part I -  FINANCIAL INFORMATION ...................................................................1

     ITEM 1. FINANCIAL STATEMENTS .................................................................1

             CONSOLIDATED BALANCE SHEETS...........................................................1

             CONSOLIDATED STATEMENTS OF OPERATIONS.................................................1

             CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................3

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY ...........................4

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS........................................5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS............................................6

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................17

Part II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ..................................................................22

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................22

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................................22

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................22

     ITEM 5.  OTHER INFORMATION...................................................................23

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................23


SIGNATURES

Part I -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)




================================================================================
                                                     June 30,        March 31,
                                                         2000             2000
--------------------------------------------------------------------------------



ASSETS

Current

    Cash and cash equivalents                    $          -   $       424,678
    Prepaid expenses                                    6,018            6,018
                                                 -------------  ---------------
                                                        6,018          430,696

Deposits                                              226,012          205,741

Capital assets (Note 4)                               800,773          370,770

Domain name (Note 5)                                   79,862           90,279
                                                 -------------  ---------------
Total assets                                     $  1,112,665    $   1,097,486
================================================================================



                                  - continued -








              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)


===============================================================================================================
                                                                                    June 30,        March 31,
                                                                                        2000             2000
---------------------------------------------------------------------------------------------------------------
Continued...

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Bank overdraft                                                             $      79,656     $          -
    Accounts payable and accrued liabilities                                       1,563,961        1,122,159
    Note payable (Note 7)                                                          1,000,000                -
    Current portion of capital obligations (Note 9)                                  159,007                -
                                                                               -------------     -------------
                                                                                   2,802,624        1,122,159

Convertible debenture (Note 8)                                                       500,000                -

Capital lease obligation (Note 9)                                                    111,873                -
                                                                               -------------     -------------
                                                                                   3,414,497        1,122,159
Stockholders' equity
    Capital stock (Note 10)

       Authorized
              20,000,000  preferred shares with a par value of $0.00001
              50,000,000  common shares with a par value of $0.00001
       Issued and outstanding
          June 30, 2000 - 17,564,750 common shares
          March 31, 2000 - 17,564,750 common shares                                      176              176
    Additional paid-in capital                                                     4,681,260        4,681,260
    Deficit accumulated during the development stage                              (6,983,268)      (4,706,109)
                                                                               -------------     -------------

    Total stockholders' equity                                                    (2,301,832)         (24,673)
                                                                               -------------     -------------

Total liabilities and stockholders' equity                                     $   1,112,665     $  1,097,486
===============================================================================================================


History and organization of the Company (Note 1)

Commitments (Note 14)

Subsequent events (Note 17)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



=====================================================================================================================
                                                                       Cumulative
                                                                     Amounts From
                                                                      February 5,     Three Months      Three Months
                                                                             1999     Period Ended      Period Ended
                                                                      to June 30,         June 30,          June 30,
                                                                             2000             2000              1999
---------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                                   $     210,489     $     104,505      $         -
    Contract services                                                    542,709            65,810                -
    Consulting                                                           430,214            52,773                -
    Finders fee                                                           65,000            65,000                -
    General and administrative                                         2,005,742           348,492                -
    Marketing and related expenses                                       768,387           467,681                -
    Professional fees                                                    593,746           206,807                -
    Rent                                                                 256,936            78,052                -
    Salary and wages                                                   1,386,222           494,282                -
    Stock-based compensation                                              93,617                -                 -
    Telephone                                                            242,412           183,374                -
    Travel and related                                                   443,811           215,835                -
                                                                   --------------     -------------      -----------
                                                                       7,039,185         2,282,611                -
OTHER ITEM
    Interest income                                                       55,917             5,452                -
                                                                   --------------     -------------      -----------

Loss for the period                                                $   6,983,268     $   2,277,159      $         -
=====================================================================================================================

Basic and diluted loss per common share (Note 3)                                     $       (0.13)     $         -
=====================================================================================================================

Weighted average number of shares of common stock outstanding                           17,564,750        1,124,750
=====================================================================================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


====================================================================================================================
                                                                       Cumulative
                                                                     Amounts From
                                                                      February 5,     Three Months      Three Months
                                                                             1999     Period Ended      Period Ended
                                                                      to June 30,         June 30,          June 30,
                                                                             2000             2000              1999
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                            $  (6,983,268)    $  (2,277,159)     $        -
    Items not affecting cash:
       Amortization                                                      210,489           104,505               -
       Stock-based compensation                                           93,617                -                -

    Net change in non-cash working capital items:
       Increase in prepaid expenses                                       (6,018)               -                -
       Increase in accounts payable and accrued liabilities            1,558,773           441,802               -
       Increase in notes payable                                       1,000,000         1,000,000               -
                                                                   --------------     -------------     -----------
    Net cash used in operating activities                             (4,126,407)         (730,852)              -
                                                                   --------------     -------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                          (639,468)         (197,435)              -
    Purchase of domain name                                             (125,000)               -                -
    Acquisition of cash on purchase of subsidiary                          8,007                -                -
    (Increase) decrease in deposits                                     (226,012)          (20,271)              -
                                                                   --------------     -------------     -----------
    Net cash used in investing activities                               (982,473)         (217,706)              -
                                                                   --------------     -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                             4,585,000                -                -
    Proceeds from convertible debenture                                  500,000           500,000               -
    Capital lease obligations                                            (55,776)          (55,776)              -
                                                                   --------------     -------------     -----------
    Net cash provided by financing activities                          5,029,224           444,224               -
                                                                   --------------     -------------     -----------

Change in cash position for the period                                   (79,656)         (504,334)              -

Cash and cash equivalents, beginning of period                                -            424,678               -
                                                                   --------------     -------------     -----------

Cash and cash equivalents, end of period                           $     (79,656)    $     (79,656)     $        -
====================================================================================================================

Supplemental disclosure with respect to cash flows (Note 13)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


=============================================================================================================================

                                                                                                     Deficit
                                                                                                 Accumulated
                                                       Common Stock               Additional      During the           Total
                                               -----------------------------         Paid-in     Development   Stockholders'
                                                      Shares          Amount           Stage           Stage          Equity
---------------------------------------------- -------------- --------------- --------------- --------------- ---------------
Balance, February 5, 1999                                 -       $        -     $         -    $         -      $         -
    Common stock issued for cash                   8,500,000              85          80,415              -           80,500
                                                 ------------     -----------    ------------   ------------     ------------

Balance, March 31, 1999                            8,500,000              85          80,415              -           80,500

    Capital stock of Pawnbroker.com, Inc.
       at April 6, 1999                            1,124,750              12          26,256              -           26,268

    Deficit of  Pawnbroker.com, Inc. at
       April 6, 1999                                      -               -          (23,261)             -          (23,261)

    Common stock issued pursuant to the
       acquisition of Pawnbroker.com, Inc.
        (Nevada) (Note 6)                          6,240,000              62              -               -               62

    Common stock issued for cash                   1,300,000              13       3,002,987              -        3,003,000

    Share cancellation                              (250,000)             (2)           (248)             -             (250)

    Common stock issued on exercise of
       share purchase warrants                       650,000               6       1,501,494              -        1,501,500

    Stock-based compensation for options
       issued to consultants and non-
       employees                                          -               -           93,617              -           93,617

    Loss for the year                                     -               -               -       (4,706,109)     (4,706,109)
                                                 ------------     -----------    ------------   ------------     ------------

Balance, March 31, 2000                           17,564,750             176       4,681,260      (4,706,109)        (24,673)

    Loss for the period                                   -               -               -       (2,277,159)     (2,277,159)
                                                 ------------     -----------    ------------   ------------     ------------

Balance, June 30, 2000                            17,564,750     $       176     $ 4,681,260    $  (6,983,268)   $ (2,301,832)
=============================================================================================================================






              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


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

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 8,500,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present the financial position of Eriko as at March 31, 1999 and its results of operations from February 5, 1999 to March 31, 1999 and the consolidated financial position of the companies as at June 30, 2000, the results of operations of Eriko for the year ended June 30, 2000 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition during the year. The number of shares outstanding at June 30, 2000 and 1999 as presented are those of Pawnbroker.com, Inc.

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

    ================================================================================================
                                                                           June 30,       March 31,
                                                                               2000            2000
    -------------------------------------------------------------------------------- ---------------
    Deficit accumulated during the development stage                 $   (6,983,268) $   (4,706,109)
    Working capital (deficiency)                                         (2,796,606)       (691,463)
    ================================================================================================

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2000.

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

          Furniture and fixtures                               5 years
          Computer equipment                                   3 years
          Computer software                                    1.5 years
          Leasehold improvements                               2 years

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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Financial instruments

     The Company's financial instruments consists of cash and cash equivalents, deposits, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carry values, unless otherwise noted.

4.   CAPITAL ASSETS

     ==================================================================================================
                                                                                 Net Book Value
                                                                         ------------------------------
                                                    Cost     Accumulated        June 30,      March 31,
                                                            Amortization            2000           2000
     --------------------------------------------------------------------------------------------------
     Furniture and fixtures                   $   64,379     $   11,068       $   53,311      $  53,723
     Computer equipment                          604,940         36,053          568,887        133,883
     Computer software                           277,526        117,764          159,762        181,164
     Leasehold improvements                       19,279            466           18,813          2,000
                                              ----------     ----------       ----------      ---------
                                              $  966,124     $  165,351       $ 800,773       $ 370,770
     ==================================================================================================


5.   DOMAIN NAME

     ========================================================================
                                                     June 30,       March 31,
                                                         2000            2000
     ------------------------------------------------------------------------
     Domain name                                  $  125,000      $  125,000
     Less:  Accumulated amortization                 (45,138)        (34,721)
                                                  -----------     -----------
     Net book value                               $   79,862      $   90,279
     ========================================================================

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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


6.   BUSINESS COMBINATIONS (cont'd.....)

     Eriko Internet Inc. (cont'd.....)

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

7.   NOTE PAYABLE

    =====================================================================================================================
                                                                                                    2000           1999
    ---------------------------------------------------------------------------------------------------------------------
    Line of credit from BWI Avionics Ltd., bearing interest at 12% per annum.  The note is due and payable on May 1, 2001.  The note is personally guaranteed
        by two directors of the Company up to $500,000.                                    $   1,000,000  $          -
    =====================================================================================================================

8.   CONVERTIBLE DEBENTURE

     On June 7, 2000, the Company issued a convertible debenture in the aggregate principal amount of $500,000. The debenture bears interest at 9% per annum and is due and payable on December 7, 2001. The debenture, at the holder's option, is convertible into common shares of the Company at any time commencing one hundred and twenty (120) days after the closing date of June 7, 2000 at a conversion price equal to the lesser of:

     a) 115% of the closing bid price of the common share on the principal market on the closing date,

     b)   and 85% of the market price on the conversion date.

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


8.   CONVERTIBLE DEBENTURE (cont'd...)

     The Company has at its option and subject to certain circumstances, the right to convert the convertible debenture to common shares at a price of:

     a) if after the closing date and on or before the 90th date after the closing date, 110% of the outstanding principal balance, plus all accrued but unpaid interest,

     b) if after the 90th day after the closing date and on or before the 180th day after the closing date, 115% of the outstanding principal balance, plus all accrued but unpaid interest and

     c) if after the 180th day after the closing date, 120% of the outstanding principal balance, plus all accrued but unpaid interest.

     The debenture holder received warrants to purchase 58,824 common stocks of the Company at $4.89 per share at any time prior to June 7, 2003.

     A finder's fee of $65,000 was paid.

9.   CAPITAL LEASE OBLIGATION

     Future minimum lease payments under the capital lease are as follows:

     ================================================================================
                                                                2000           1999
     --------------------------------------------------------------------------------
     Total minimum lease payments                        $   286,537      $       -
     Less:  amount representing interest                     (15,657)             -
                                                         ------------     ----------
     Balance of obligation                                   270,880              -
     Less:  due within one year                             (159,007)             -
                                                         ------------     ----------
                                                         $   111,873      $       -
     ================================================================================

10.  CAPITAL STOCK

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


<

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


10.  CAPITAL STOCK (cont'd...)

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

11.  STOCK OPTIONS AND WARRANTS

     At June 30, 2000, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

        ===================================================================================================================
              Number                    Exercise
           of Shares                       Price       Expiry Date
        ------------- --------------------------- -------------------------------------------------------------------------
             250,000                     $  6.75       November 1, 2002
             150,000                        6.75       3 years from the date when the Company  receives a specified amount of financing in private or public offerings after November 1, 1999.
              82,000                        6.75       September 1, 2002
           2,894,665   ranging from 4.63 to 7.94       3 years from the initial  vesting dates of the stock options,  over periods ranging from June 13, 2002 to March 15, 2003.
        ===================================================================================================================

     The following warrants were outstanding at June 30, 2000:

        ===============================================================
              Number                Exercise
           of Shares                   Price       Expiry Date
        ------------- ----------------------- -------------------------
              72,000                 $  6.75       May 10, 2003
              58,824                    4.89       June 7, 2003
        ===============================================================

12.  STOCK BASED COMPENSATION EXPENSE

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

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


12.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

     Following is a summary of the stock option activity:

     ===========================================================================
                                                                        Weighted
                                                                         Average
                                                          Number        Exercise
                                                       of Shares           Price
     ---------------------------------------------------------------------------
     Outstanding at March 31, 1999                            -       $        -

         Granted                                         400,000            6.75
         Forfeited                                            -                -
         Exercised                                            -                -
                                                      ----------

     Outstanding at March 31, 2000                       400,000            6.75

         Granted                                       2,976,665            6.67
         Forfeited                                             -               -
         Exercised                                             -               -
                                                      ----------
     Outstanding at June 30, 2000                      3,376,665      $     6.68
     ===========================================================================

     The weighted average fair value of options granted during the current period was $6.17 per share.

     Following is a summary of the status of options outstanding at June 30, 2000:

    =====================================================================================================================
                                                      Outstanding Options                      Exercisable Options
                                           -------------------------------------------    -------------------------------
                                                               Weighted
                                                                Average      Weighted                           Weighted
                                                              Remaining       Average                            Average
                                                            Contractual      Exercise                           Exercise
    Exercise Price                                Number           Life         Price             Number           Price
    ---------------------------------------------------------------------------------------------------------------------
    $ 6.75                                       400,000          2.67       $  6.75             250,000         $ 6.75
    Range from $4.63 to $7.94                  2,894,665          2.29          6.67             183,334           6.87
    $6.75                                         82,000          2.17          6.75                   -              -
    =====================================================================================================================

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


12.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Compensation

     The Company granted 2,976,665 options to employees during the current period, which are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating the 2,976,665 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

     =======================================================================================
                                                               Three Month
                                                              Period Ended       Year Ended
                                                                  June 30,        March 31,
                                                                      2000             2000
     ---------------------------------------------------------------------------------------
     Loss for the period
         As reported                                        $  (2,277,159)    $  (4,706,109)
                                                            ==============    ==============
         Pro-forma                                          $  (7,296,552)    $  (4,706,109)
                                                            ==============    ==============

     Basic and diluted loss per share
         As reported                                        $        (0.13)   $       (0.31)
                                                            ==============    ==============
         Pro-forma                                          $        (0.42)   $       (0.31)
     =======================================================================================

     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair values are as follows:

    ==========================================================================
                                                             2000        1999
    --------------------------------------------------------------------------

    Risk-free interest rate                                6.67%           -
    Expected life of the options                               3           -
    Expected volatility                                  179.68%           -
    Expected dividend yield                                 -              -
    ==========================================================================


13.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

    ============================================================================
                                                        June 30,      March 31,
                                                            2000           2000
    ----------------------------------------------------------------------------
    Cash paid for income taxes                       $        -     $        -
    Cash paid for interest                                    -              -
    ============================================================================

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


13.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd.....)

     Non-cash investing and financing transactions during the period from February 5, 1999 to June 30, 2000 were as follows:

     a) The Company issued 8,500,000 shares of common stock at a deemed value of $3,007 to acquire 100% of the outstanding shares of Eriko.

     b) The Company issued 6,240,000 shares of common stock at a deemed value of $62 to acquire 100% of the outstanding shares of Pawnbroker-Nevada.

     c) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250.

14.  COMMITMENTS

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

15.  RELATED PARTY TRANSACTION

     There were no related party transactions for the three month period ended June 30, 2000.

16.  INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of $2,374,311 in operating losses which expire as follows:

        2020                                    $     2,374,311
                                                ===============

PAWNBROKER.COM, INC.
(formerly Digital Sign Corporation)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000
================================================================================


16.  INCOME TAXES (cont'd.....)

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

     ======================================================================================================
                                                                                 June 30,        March 31,
                                                                                     2000             2000
     ------------------------------------------------------------------------------------------------------
     U.S. federal statutory graduated rate                                        15.00%           15.00%
     State income tax rate, net of federal benefit                                 7.00%            7.00%
     Net operating loss for which no tax benefit is currently available          (22.00)%         (22.00)%
                                                                                ---------        ---------
                                                                                   0.00%            0.00%
     ======================================================================================================

     At June 30, 2000, deferred taxes consisted of a net tax asset of $2,374,311 due to operating loss carryforwards of $6,983,268, which was fully allowed for in the valuation allowance of $2,374,311. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the three month period ended June 30, 2000 was $2,374,311. Net operating loss carryforwards will expire in 2020.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

17.  SUBSEQUENT EVENTS

     The following are events which occurred subsequent to June 30, 2000:

     a) The Company will effect a change in the Company's fiscal year to December 31, effective December 31, 2000.

     b) The Company has offered a private placement of 1,000,000 units at $2.00 per unit. Each unit consists of one share of common stock with a par value of $0.00001 and one non-transferable share purchase warrant. Each warrant will entitle the subscriber for one additional common share at a price of $3.00 per share.

     c) The Company entered into a common stock purchase agreement with Gestrow Investments Limited ("Gestrow") to sell up to $24,000,000 of the Company's common stock, no par value per share, based on up to twelve draw downs of up to $2,000,000 per draw down, and to issue warrants entitling Gestrow to purchase certain amounts of common stock of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: our limited operating history, history of losses, risks associated with the development of technologies, risks involving the management of growth, risks associated with the Internet, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships, our ability to protect its intellectual property rights and the other risks and uncertainties detailed in our Securities and Exchange Commission filings, including our Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 3, 1999. "We," "our," "us" and the "Company" refer to Pawnbroker.com, Inc. and our subsidiaries.

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

The financial statements filed with our quarterly report on Form 10-Q and our management's discussion and analysis of financial condition and results of operation are for the period from April 1, 2000 through June 30, 2000.

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

We intend to compete in the highly competitive Internet commerce industry. Several of our competitors have substantially greater financial, technical and other resources than us. Several competitors already have established web sites, brand names, strategic relationships with advertisers and other web sites and user loyalty, all of which create a competitive advantage over us. We have not begun the process of developing our brand name or promoting our web site. We cannot guarantee that we will be able to compete effectively or that we will ever generate sufficient revenues from our operations to make our business commercially viable.

Our web site is located at www.pawnbroker.com.

Results of Operations

We expect expenses related to research and development and administrative expenses to continue to be a material component of our expenses during the start-up phase of our development. We also anticipate that expenses related to marketing and sales will increase substantially through December 31, 2000 and continuing thereafter as we begin an extensive campaign to market and promote our Pawnbroker.com Web site and develop strategic alliances with participating pawnshops.

Three Months Ended June 30, 2000 Compared to June 30, 1999

     Revenues/Losses. We had no revenues from operations. Our loss during our three month period ended June 30, 2000 of $2,277,189 was as a result of costs associated with developing our business plan, research and development expenditures related to the development of our Pawnbroker.com web site and technologies and general overhead and administrative expenses. We anticipate that our expenses and losses will increase as we increase our web site development and marketing efforts.

     Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, salaries and wages during our three-month period ended June 30, 2000 was $677,865. Specifically, we paid consultant fees of $52,773 for assistance related to the evaluation and development of our Internet business strategies and contract service fees of $65,810 for investor relations and market research related to business development. We also paid salaries and wages in the amount of $494,282 to our regular employees and management. We anticipate that expenses related to compensation to personnel and consultants will remain steady during the remainder of our fiscal year and through December 2001, as we intend to rely on our current staff and management to implement our business plan. We may hire additional employees after we are able to generate revenues from transactions and membership fees.

     General and Administrative/Overhead. General and administrative expenses were $348,492 for the three-month period ended June 30, 2000, as a result of increased business activities and the costs associated with our Santa Clara office. Rent expense during the three month period was $78,052, which included rent expense of approximately $19,640 related to our Santa Clara office, $13,800 related to our Reno office and $8,000 related to our Philadelphia office. Additionally, we had approximately $44,000 of Internet related rental equipment. Telephone expenses were $183,374 for the three month period ended June 30, 2000, which consists primarily of $151,481 of Internet related services. We expect that the dollar amounts spent on overhead and general administration will remain steady as we consolidate our office customer service operations in our Reno office and we concentrate our efforts on customer service and revenue producing opportunities.

     Sales and Marketing. Sales and marketing expenses were $467,681 for the three months ended June 30, 2000. Marketing, sales and technical support personnel supported our increased marketing activities by attending Pawnbroker industry tradeshows and marketing our Web based marketing concept to the pawnbroker industry. Our sales and marketing expenses included expenses related to a promotional launch in the Chicago area and promotional campaigns to increase membership of participating pawnbrokers and to develop strategic alliances with business partners. Marketing costs also included development of creative concepts for a consumer advertising campaign, including the conducting of focus group research on the concepts around the country with selected consumer groups. Travel and entertainment expenses were $215,835, generally related to presentations of the Pawnbroker.com concept to pawnbrokers throughout the USA in order to recruit pawnbrokers to our site and to encourage them to list their inventory items on our site. During the quarter ended June 30, 2000, we participated in trade shows and held several off-site meetings with staff and industry advisers.

     We anticipate that our sales and marketing expenses will increase during the remainder of 2000 begin promotional campaigns targeted at buyers of merchandise.

     Professional Fees. During the three months ended June 30, 2000, we paid professional fees of $206,807 related to legal and accounting services, principally in connection with the preparation and filing of our periodic reports with the Securities and Exchange Commission, preparation of materials related to a special meeting of shareholders held on May 3, 2000, contract negotiation and intellectual property protection.

     Other Income. During the three months ended June 30, 2000, we earned interest income on short-term deposits of $5,452.

Liquidity and Capital Resources

Since our inception on February 5, 1999, we raised net cash from financing of $4,585,000 through private placements of our common stock, and $500,000 through the issuance of a convertible debenture. During the fiscal quarter ended June 30, 2000, we raised $1,500,000 in the following transactions:

     Line of Credit - $1 million

     We obtained a one million dollar ($1,000,000) line of credit from BWI Avionics Ltd. that the Company has completely drawn down as of June 30, 2000. The line of credit has interest payable at the rate of twelve percent (12%) per annum. The Note is due and payable May 1, 2001, with the option of extending the term upon the agreement of BWI Avionics Ltd., William Galine, and Joseph Schlader. Each of William Galine and Joseph Schlader and their entity Pacific Pawnbroker guaranteed $500,000 of the line of credit. The Company drew down the loan for the purpose of purchasing certain equipment.

     9% convertible debenture - $500,000

     On June 7, 2000, we issued a 9% convertible debenture and warrants to Lamothe Investing Corp. pursuant to a loan agreement dated June 7, 2000 to raise gross proceeds of $500,000. The convertible debenture is convertible into common shares at the lesser of lesser of $4.89 or (ii) 85% of the average five (5) lowest closing bid prices for our shares on the OTCBB or other principal market during the twenty-two trading day period prior to the conversion date. The warrants are exercisable to acquire 58,824 shares of our common stock at $4.89 per share. We issued the 9% convertible debenture and warrants pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. We paid a loan fee to of Lamothe Investing Corp. equal to 10% of the gross proceeds of the offering.

     Under the terms of the loan agreement with Lamothe Investing Corp., we were required to file a resale registration statement to register under the Securities Exchange Act of 1933, as amended, the shares of common stock acquirable by Lamothe upon conversion of the convertible debenture and exercise of the warrant. On July 31, 2000, we filed a registration statement on Form S-1 to register such common shares and an amendment to the registration statement on August 8, 2000. The registration was declared effective on the close of business, August 11, 2000.

Subsequent to June 30, 2000, we completed the following financing transactions:

     Equity Line - Gestrow Investments Limited

     We entered into a common stock purchase agreement with Gestrow Investments Limited, a British Virgin Islands corporation, on July 7, 2000, for the future issuance and purchase of shares of our common stock. The stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity drawdown facility. We were required to file a resale registration statement to register under the Securities Exchange Act of 1933, as amended, the shares of common stock issuable to Gestrow under the stock purchase agreement. On July 31, 2000, we filed a registration statement on Form S-1 to register such common shares and an amendment to the registration statement on August 8, 2000. The registration was declared effective on the close of business, August 11, 2000.

     In general, the drawdown facility operates like this: the investor, Gestrow, has committed to provide us up to $24 million as we request it over a 12 month period, in return for common stock we issue to Gestrow.

     Once every 22 trading days, we may request a draw of up to $2,000,000 of that money, subject to a maximum of 12 draws. The maximum amount we actually can draw down upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Each draw down must be for at least $250,000. At the end of a 22 day trading period following the drawdown request, the final drawdown amount is determined based on the volume-weighted average stock price during that 22 day period. We then use the formulas in the common stock purchase agreement to determine the number of shares we will issue to Gestrow in return for that money.

     Under the Agreement, the maximum we may drawdown in each draw is equal to the lesser of:

          -    $2,000,000; or
          - 20% of the weighted average trading price of our common stock on the OTCBB during the 22 trading days prior to the drawdown, multiplied by the average number of shares traded per day on the OTCBB during the 45 days prior to the drawdown, multiplied by 22, less a 5% cash placement fee payable to its placement agent, Ladenburg Thalmann & Co. Inc., and $1,500 in escrow fees and expenses per drawdown.

     We may make up to a maximum of 12 draws; however, the aggregate total of all draws cannot exceed $24 million and no single draw can exceed $2 million. We are under no obligation to request a draw for any period.

     The average market price for our common stock for the 22 trading days prior to July 24, 2000 was $3.17 and the average daily trading volume for the 45 trading days ended July 21, 2000 was 66,459. If our market price on July 24, 2000 and the 45-day average trading volume preceding July 24, 2000 each remained constant over the 12 month period of the common stock purchase agreement and we requested the maximum amount available to us under the common stock purchase agreement, each draw would be capped at approximately $926,970 and we could make 12 draws for a total amount drawn of $11,123,641. As the example shows, if our stock price stays at current levels, we will not be able to draw down all $24 million under the common stock purchase agreement.

     In connection with the common stock purchase agreement, we issued to Gestrow a warrant exercisable to acquire 334,262 shares of common stock at $3.59 per share in lieu of any minimum drawdown commitment by us. We also issued to Ladenburg a warrant exercisable to acquire 334,262 shares of common stock at $3.59 per share. The shares acquirable upon exercise of these warrants were registered for resale under the Form S-1 registration statement.

     Unit Private Placement - $2 Million

     On August 11, 2000, we completed a private placement of 1 million units at $1.00 per unit, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional share of common stock at $3.00 per share for one year. We received gross proceeds of $2 million from the private placement. The units were issued to Annapolis Properties Ltd. We issued the units, consisting of the common stock and warrants, pursuant to an exemption from registration under Regulation S promulgated under the Securities Act.

As at June 30, 2000, we had $nil in cash or term deposits. We had accounts payable and accrued liabilities of $1,563,961 and short-term notes of $1,000,000. We had a working capital deficit of $2,796,606 at June 30, 2000. In connection with the audit of our audited financial statements for our fiscal year ended March 31, 2000, our auditors expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We estimate that our minimum cash requirement to remove the going concern threat raised by our auditor is approximately $10 million for the 18 month period from July 1, 2000 through December 31, 2001, primarily for expenses related to general over head and administration, web site maintenance, web site and data base development, server maintenance and costs associated with facilitating transactions between our customers and participating pawnshops. Subsequent to June 30, 2000, we completed a private placement of units for proceeds of $2 million and arranged an equity line, which will allow us to make monthly draws beginning in September, 2000. We believe that the equity line provided by Gestrow will provide us with sufficient financing to meet our working capital needs through the third calendar quarter 2001. However, we cannot assure you that we will be able to draw sufficient capital under our equity line to fund our working capital needs or in the event such draws are not sufficient to fund our working capital needs that we will acquire additional financing on acceptable terms, if at all.

We anticipate that we will continue to incur substantial losses until we can generate revenues from transactions and membership fees and from business to business revenue opportunities.

During the fiscal quarter ended June 30, 2000, we received no cash from our operations and we used net cash of $1,733,852. Our use of cash during such periods were primarily as a result of expenses related to research and development of our web site, expenses related to marketing and promotion, salary expenses, professional fees and expenses related to general administrative expenses and overhead. We anticipate that our working capital needs will decrease during the remainder of 2000, as we intend to consolidate our operations in our Reno office and to take steps to improve reduce the cost of implementing our business strategy.

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

We cannot assure you that we will generate sufficient revenues from our operation to earn a profit or that our web site will be commercially successful. Our inability to successful market our website or generate revenues from transactions on our web site will have a material adverse affect on our business and results of operations.

Employees

     At June 30, 2000, we had 29 employees. In addition to management, we employ marketing, sales, product development and technical personnel. We expect to hire a customer service manager, database administrator, a developer/IT specialist, customer service representatives, technical support representatives and a Producer/HTML code developer.

Subsequent Events

     Subsequent to June 30, 2000, Neil McElwee was terminated as our Chief Executive Officer. Pursuant to the terms of his agreement, Mr. McElwee resigned as a director of Pawnbroker.com. On July 31, 2000, we hired Dino Querze as our Chief Operating Officer. On August 11, 2000, we hired Glenn Spiro to replace Mr. McElwee as our Chief Executive Officer.

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

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities.

During the fiscal quarter ended June 30, 2000, we completed the following sales of unregistered securities:

     On June 7, 2000, we issued a 9% convertible debenture and warrants to Lamothe Investing Corp. pursuant to a loan agreement dated June 7, 2000 to raise gross proceeds of $500,000. The convertible debenture is convertible into common shares at the lesser of lesser of $4.89 or (ii) 85% of the average five (5) lowest closing bid prices for our shares on the OTCBB or other principal market during the twenty-two trading day period prior to the conversion date. The warrants are exercisable to acquire 58,824 shares of our common stock at $4.89 per share. We issued the 9% convertible debenture and warrants pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. We paid a loan fee to of Lamothe Investing Corp. equal to 10% of the gross proceeds of the offering.

     Under the terms of the loan agreement with Lamothe Investing Corp., we were required to file a resale registration statement to register under the Securities Exchange Act of 1933, as amended, the shares of common stock acquirable by Lamothe upon conversion of the convertible debenture and exercise of the warrant. On July 31, 2000, we filed a registration statement on Form S-1 to register such common shares and an amendment to the registration statement on August 8, 2000. The registration was declared effective on the close of business, August 11, 2000.

     RedTagOutlet.com - Warrant

     On May 19, 2000, we issued RedTagOutlet.com a warrant exercisable to acquire 72,000 shares of our common stock at $6.72 per share. We issued the warrant pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. No fees or commissions were paid in connection with the transaction.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders was held May 3, 2000. A total of 9,874,820 common shares of Pawnbroker.com, Inc. were represented in person or by proxy at the meeting, consisting of 55.43% of the total number of common shares of the Company outstanding on March 30, 2000, the record date for the meeting.

     At the meeting, the following proposals were presented:

     A proposal to increase the number of shares authorized to be issued by the Company to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock. The following table sets forth the information regarding the voting on the proposal:

     Votes Cast For    Votes Cast     Votes Withheld    Abstentions    Not Voted
                        Against
    ---------------    ----------     --------------    -----------    ---------
       9,874,320         500              -                              -


     A proposal to an amendment to the Pawnbroker.com 1999 Stock Option Plan to increase the number of shares authorized to be issued by the Company under to 8,000,000 shares of common stock.

     Votes Cast For    Votes Cast     Votes Withheld    Abstentions    Not Voted
                        Against
    ---------------    ----------     --------------    -----------    ---------
       9,874,320         500              -                              -


     A proposal to amend and restate the Company's bylaws to, among other things, (i) reduce the quorum requirement for meetings of shareholders to one-third of shares entitled to vote at such meeting; (ii) create a staggered board of directors consisting of three classes of directors, each class to be elected for a term of three years after an initial period; and (iii) to effect a change in the Company's fiscal year to December 31, effective December 31, 2000.

     Votes Cast For    Votes Cast     Votes Withheld    Abstentions    Not Voted
                        Against
    ---------------    ----------     --------------    -----------    ---------
       9,874,320         500              -                              -


     ITEM 5.   OTHER INFORMATION

     None

           ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          Exhibit
          Number          Description
          ------          -----------
           27.1           Financial Data Schedule


     b)   Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAWNBROKER.COM, INC.

Date: August 25, 2000              By:  /s/ Greigory Park
                                        ---------------------------------------
                                        Name:  Greigory Park
                                        Title: Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number          Description
------          -----------
 27.1           Financial Data Schedule