Form 10-Q
period 2000-09-30
PAWNBROKER COM INC
filed 2000-11-14
CIK 1058154

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

      For the quarterly period ended September 30, 2000

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


    The number of outstanding common shares, no par value, of the Registrant at September 30, 2000 were 18,833,567

                              PAWNBROKER.COM, INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2000

                                                                                                 Page
                                                                                                 ----
Part I -  FINANCIAL INFORMATION ...................................................................1

     ITEM 1. FINANCIAL STATEMENTS .................................................................1

             CONSOLIDATED BALANCE SHEETS...........................................................1

             CONSOLIDATED STATEMENTS OF OPERATIONS.................................................3

             CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................4

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY ...........................5

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS........................................6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...............................................................17

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................23

Part II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ..................................................................24

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................24

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................................24

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................24

     ITEM 5.  OTHER INFORMATION...................................................................24

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................24


SIGNATURES........................................................................................25

Part I -  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
================================================================================




                                                               September 30,      March 31,
                                                                   2000             2000
--------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                  $ 1,050,007      $   424,678
     Prepaid expenses                                                1,000            6,018
                                                               ------------     ------------
                                                                 1,051,007          430,696

Deposits                                                           176,018          205,741

Capital assets (Note 4)                                            678,553          370,770

Domain name (Note 5)                                                59,029           90,279
                                                               ------------     ------------
Total assets                                                   $ 1,964,607      $ 1,097,486
============================================================================================



                                  - continued -






                 The accompanying notes are an integral part of
                    these consolidated financial statements

PAWNBROKER.COM, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
================================================================================



                                                                                  September 30, 2000    March 31, 2000
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                         $   911,790         $1,122,159
    Notes payable (Note 7)                                                             1,500,000                  -
    Current portion of capital lease obligation (Note 9)                                 161,603                  -
                                                                                     ------------       ------------
                                                                                       2,573,393          1,122,159

Capital lease obligation (Note 9)                                                         70,488                  -
                                                                                     ------------       ------------
                                                                                       2,643,881          1,122,159
                                                                                     ------------       ------------
Stockholders' equity
    Capital stock (Note 10)
       Authorized
              50,000,000  preferred shares with a par value of $0.00001
           1,000,000,000  common shares with a par value of $0.00001
       Issued and outstanding
          September 30, 2000 - 18,833,567 common shares
          March 31, 2000 - 17,564,750 common shares                                          186                176
    Additional paid-in capital                                                         7,181,250          4,681,260
    Deficit accumulated during the development stage                                  (7,860,710)        (4,706,109)
                                                                                     ------------       ------------
    Total stockholders' equity                                                          (679,274)           (24,673)
                                                                                     ------------       ------------
Total liabilities and stockholders' equity                                           $ 1,964,607         $1,097,486
=======================================================================================================================




History and organization of the Company (Note 1)
Commitments (Note 14)
Subsequent events (Note 17)


                 The accompanying notes are an integral part of
                    these consolidated financial statements

PAWNBROKER.COM, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
================================================================================


                                                               Cumulative
                                                             Amounts From
                                                              February 5,       Three Month        Six Month         Six Month
                                                                  1999 to      Period Ended     Period Ended      Period Ended
                                                            September 30,     September 30,    September 30,     September 30,
                                                                     2000              2000             2000              1999
-------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                          $   430,197       $   219,708       $   324,213       $   70,126
    Contract services                                         702,843           160,134           225,944           83,732
    Consulting                                                501,300            71,086           123,859            9,709
    Finder's fee                                               65,000                 -            65,000                -
    General and administrative                              2,096,778            91,036           439,528          144,931
    Marketing and related expenses                            823,050            54,663           522,344          198,476
    Professional fees                                         581,907           (11,839)          194,968           35,602
    Rent                                                      312,089            55,253           133,305           34,377
    Salary and wages                                        1,645,843           259,621           753,903           94,397
    Stock-based compensation                                   93,617                 -                 -                -
    Telephone                                                 296,598            54,186           237,560           16,822
    Travel and related                                        299,205          (144,606)           71,229           71,029
                                                          ------------      ------------      ------------      ------------
                                                            7,848,427           809,242         3,091,853          759,201
                                                          ------------      ------------      ------------      ------------
OTHER ITEMS
    Interest expense                                           75,991            75,991            75,991                -
    Interest income                                           (63,708)           (7,791)          (13,243)         (22,229)
                                                          ------------      ------------      ------------      ------------
                                                               12,283            68,200            62,748          (22,229)
                                                          ------------      ------------      ------------      ------------
Loss for the period                                       $ 7,860,710       $   877,442       $ 3,154,601       $  736,972
===============================================================================================================================

Basic and diluted loss per common share (Note 3)                            $     (0.05)      $     (0.18)      $    (0.06)
===============================================================================================================================

Weighted average number of shares of common
    stock outstanding                                                        18,185,366        17,845,905       11,873,212
===============================================================================================================================



                 The accompanying notes are an integral part of
                    these consolidated financial statements

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
================================================================================



                                                                      Cumulative Amounts
                                                                         Amounts From           Six Month         Six Month
                                                                       February 5, 1999       Period Ended      Period Ended
                                                                       to September 30,       September 30,     September 30,
                                                                             2000                 2000               1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $(7,860,710)          $(3,154,601)      $  (736,972)
    Items not affecting cash:
       Amortization                                                         430,197               324,213            70,126
       Stock-based compensation                                              93,617                     -                 -

    Net change in non-cash working capital items:
       (Increase) decrease in prepaid expenses                               (1,000)                5,018            (6,018)
       Increase (decrease) in accounts payable and accrued
        liabilities                                                         906,602              (210,369)           38,279
                                                                        ------------          ------------      ------------
    Net cash used in operating activities                                (6,431,294)           (3,035,739)         (634,585)
                                                                        ------------          ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                             (716,120)             (274,087)         (414,618)
    Purchase of domain name                                                (125,000)                    -          (125,000)
    Acquisition of cash on purchase of subsidiary                             8,007                     -             8,007
    (Increase) decrease in deposits                                        (176,018)               29,723            (1,313)
                                                                        ------------          ------------      ------------
    Net cash used in investing activities                                (1,009,131)             (244,364)         (532,924)
                                                                        ------------          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                6,585,000             2,000,000         3,003,000
    Proceeds from convertible debenture                                     500,000               500,000                 -
    Capital lease obligations                                               (94,568)              (94,568)                -
    Proceeds from notes payable                                           1,500,000             1,500,000                 -
                                                                        ------------          ------------      ------------
    Net cash provided by financing activities                             8,490,432             3,905,432         3,003,000
                                                                        ------------          ------------      ------------
Change in cash position for the period                                    1,050,007               625,329         1,835,491

Cash and cash equivalents, beginning of period                                    -               424,678            80,500
                                                                        ------------          ------------      ------------
Cash and cash equivalents, end of period                                $ 1,050,007           $ 1,050,007       $ 1,915,991
============================================================================================================================

Supplemental disclosure with respect to cash flows (Note 13)


                 The accompanying notes are an integral part of
                    these consolidated financial statements

PAWNBROKER.COM, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
================================================================================


                                                                                                  Deficit
                                                                                                Accumulated
                                                        Common Stock           Additional        During the         Total
                                               ----------------------------     Paid-in          Development     Stockholders'
                                                   Shares          Amount       Capital             Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 1999                                -        $     -      $        -      $         -        $        -

    Common stock issued for cash                 8,500,000             85          80,415                -            80,500
                                               ------------      ------------  ------------    ------------       ------------
Balance, March 31, 1999                          8,500,000             85          80,415                -            80,500

    Capital stock of Pawnbroker.com, Inc.        1,124,750             12          26,256                -            26,268
       at April 6, 1999

    Deficit of Pawnbroker.com, Inc. at                   -              -         (23,261)               -           (23,261)
       April 6, 1999

    Common stock issued pursuant to the
      acquisition of Pawnbroker.com, Inc.
      (Nevada) (Note 6)                          6,240,000             62               -                -                62

    Common stock issued for cash                 1,300,000             13       3,002,987                -         3,003,000

    Share cancellation                            (250,000)            (2)           (248)               -              (250)

    Common stock issued on exercise of
       share purchase warrants                     650,000              6       1,501,494                -         1,501,500

    Stock-based compensation for options
       issued to consultants and non-
       employees                                         -              -          93,617                -            93,617

    Loss for the year                                    -              -               -       (4,706,109)       (4,706,109)
                                               ------------      ------------  ------------    ------------       ------------
Balance, March 31, 2000                         17,564,750            176       4,681,260       (4,706,109)          (24,673)

    Common stock issued for conversion of          268,817              -         500,000                -           500,000
           convertible debenture

    Common stock issued for cash                 1,000,000             10       1,999,990                -         2,000,000

    Loss for the period                                  -              -               -       (3,154,601)       (3,154,601)
                                               ------------      ------------  ------------    ------------       ------------
 Balance, September 30, 2000                    18,833,567          $ 186      $7,181,250      $(7,860,710)      $  (679,274)
==============================================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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

     On May 17, 2000, the Company amended its certificate of incorporation increase its authorized capital to consist of 100,000,000 shares of common stock, with $0.0001 par value, and 50,000,000 shares of preferred stock, with $0.0001 par value.

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 8,500,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present the consolidated financial position of the companies as at September 30, 2000, the results of operations of Eriko from February 5, 1999 to September 30, 2000 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition to September 30, 2000. The number of shares outstanding at September 30, 2000 and March 31, 2000 as presented is those of Pawnbroker.com, Inc.

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

    =======================================================================================
                                                              September 30,   March 31,
                                                                  2000          2000
    ---------------------------------------------------------------------------------------
    Deficit accumulated during the development stage          $(7,860,710)   $(4,706,109)
    Working capital (deficiency)                               (1,522,386)      (691,463)
    =======================================================================================

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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

     Loss per share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires basic and diluted earnings per share to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share take into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

     Income taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================

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

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

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

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


     Advertising costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of advertising in the period in which the advertising space or airtime is used.

     Financial instruments

     The Company's financial instruments consist of cash and cash equivalents, deposits, accounts payable and accrued liabilities, note payable and capital lease obligation. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carry values, unless otherwise noted.

4.   CAPITAL ASSETS

     ==========================================================================================
                                                                            Net Book Value
                                                                    ---------------------------
                                            Cost     Accumulated    September 30,     March 31,
                                                     Amortization       2000            2000
     ------------------------------------------------------------------------------------------
     Furniture and fixtures              $   64,973     $ 17,538     $ 47,435        $ 53,723
     Computer equipment                     670,098      131,248      538,850         133,883
     Computer software                      302,716      214,315       88,401         181,164
     Leasehold improvements                   4,991        1,124        3,867           2,000
                                         ----------    ---------    ----------      ----------
                                         $1,042,778     $364,225     $678,553        $370,770
     ==========================================================================================


5.   DOMAIN NAME

     ===========================================================================
                                                     September 30,     March 31,
                                                          2000           2000
     ---------------------------------------------------------------------------
     Domain name                                      $125,000        $125,000
     Less:  Accumulated amortization                   (65,971)        (34,721)

     Net book value                                   $ 59,029        $ 90,279
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

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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

          The total purchase price of $3,007 was allocated as follows:

            Current assets                                       $8,007
            Accounts payable and accrued liabilities             (5,000)
                                                                 ------
                                                                 $3,007

     Pawnbroker.com, Inc. (Nevada)

     On June 14, 1999, Pawnbroker acquired all of the issued and outstanding share capital of Pawnbroker.com, Inc., a Nevada corporation ("Pawnbroker -Nevada"). As consideration, Pawnbroker issued 6,240,000 common shares at a deemed value of $62, equal to the par value of the shares issued. As the acquisition of Pawnbroker-Nevada was deemed to be from a promoter of Pawnbroker, the purchase has been recorded at the historical cost of the net assets of Pawnbroker-Nevada, which approximate the par value of the shares issued.

7.   NOTES PAYABLE

        =======================================================================================================================
                                                                                              September 30,         March 31,
                                                                                                  2000                 2000
        -----------------------------------------------------------------------------------------------------------------------
        Line of credit from BWI Avionics Ltd., bearing interest at 12% per annum, due and payable on May 1, 2001.  The note is personally guaranteed by two
        directors of the Company up to $500,000 each.                                          $1,000,000            $    -

        Promissory note from Granite Communications Inc., bearing interest at 10% per
        annum, payable on July 15, 2001.  The note is secured by the Company's assets.            300,000                 -

        Loan payable from BWI Avionic Ltd., bearing interest at 12% per annum, payable
        on July 15, 2001.                                                                         200,000                 -
                                                                                               ----------            ----------
                                                                                               $1,500,000            $    -
        =======================================================================================================================


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

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


     a) 115% of the closing bid price of the common share on the principal market on the closing date,

     b)   and 85% of the market price on the conversion date.

     The Company has, at its option and subject to certain circumstances, the right to convert the convertible debenture to common shares at a price of:

     a) if after the closing date and on or before the 90th date after the closing date, 110% of the outstanding principal balance, plus all accrued but unpaid interest;

     b) if after the 90th day after the closing date and on or before the 180th day after the closing date, 115% of the outstanding principal balance, plus all accrued but unpaid interest; and

     c) if after the 180th day after the closing date, 120% of the outstanding principal balance, plus all accrued but unpaid interest.

     The debenture holder received warrants to purchase 58,824 common shares of the Company at $4.89 per share at any time prior to September 7, 2003. A finder's fee of $65,000 was paid. On September 7, 2000, the total convertible debenture was converted into 268,817 common shares of the Company. Interest expense of $9,625 was accrued and paid.


9.   CAPITAL LEASE OBLIGATION

     Future minimum lease payments under the capital lease are as follows:

     ======================================================================================
                                                        September 30, 2000   March 31, 2000
     --------------------------------------------------------------------------------------
     Total minimum lease payments                          $  243,557          $     -
     Less:  amount representing interest                      (11,466)               -
                                                           -----------        -----------
     Balance of obligation                                    232,091                -
     Less:  due within one year                              (161,603)               -
                                                           -----------        -----------
                                                           $   70,488          $     -
     ======================================================================================


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

     On June 23, 1999, the Company issued 1,300,000 units through a private placement at a price of $2.31 per unit, for total proceeds of $3,003,000. Each unit consisted of one common share and one-half of a share purchase warrant. One full share purchase warrant entitled the holder to acquire one additional common

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


     share at a price of $2.31 per share until September 23, 2000 and at a price of $2.90 per share until September 23, 2001. These share purchase warrants were exercised during the year for total proceeds of $1,501,500.

     On September 10, 1999, the Company consolidated its issued and outstanding shares of common stock on a four to one basis. The consolidated statement of changes in stockholders' equity has been restated to give retroactive recognition to the share consolidation for all periods presented. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the share consolidation.

     On August 17, 2000, the Company issued 1,000,000 units through a private placement at a price of $2.00 per unit, for total proceeds of $2,000,000. Each unit consisted of one common share and one non-transferable share purchase warrant. One purchase warrant entitles the holder to acquire one additional common share at a price of $3.00 per share until August 10, 2001.

     On September 7, 2000, the holder of the 9% convertible debenture issued on June 7, 2000 converted the aggregate principal amount of the debenture ($500,000) into 268,817 common shares of the Company at a price of $1.86 per share.

11.  STOCK OPTIONS AND WARRANTS

     At September 30, 2000, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

        ====================================================================================================
           Number of
            Shares        Exercise Price                                  Expiry Date
        ----------------------------------------------------------------------------------------------------
             250,000               $  6.75      November 1, 2002
                                                3 years from the date when the Company receives a specified amount of financing in private or public offerings after
             150,000                  6.75      November 1, 1999.
              82,000                  6.75      September 1, 2002
                         ranging from 4.63      3 years from the initial vesting dates of the stock options,
           1,546,888               to 7.84      over periods ranging September 13, 2002 to March 15, 2003
              50,000                  1.53      September 25, 2003
        ====================================================================================================

     The following warrants were outstanding at September 30, 2000:

        =============================================================
         Number of Shares       Exercise Price         Expiry Date
        -------------------------------------------------------------

           1,000,000              $  3.00            August 10, 2001
              72,000                 6.75            May 10, 2003
              58,824                 4.89            June 7, 2003
        =============================================================


12.  STOCK BASED COMPENSATION EXPENSE

     SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25,

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


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

     Following is a summary of the stock option activity:

        ======================================================================
                                                                   Weighted
                                                 Number of          Average
                                                   Shares        Exercise Price
        ----------------------------------------------------------------------

        Outstanding at March 31, 1999                   -         $        -

            Granted                               400,000               6.75
            Forfeited                                   -                  -
            Exercised                                   -                  -
                                               -----------        -----------
        Outstanding at March 31, 2000             400,000               6.75

            Granted                             3,026,665               6.59
            Forfeited                          (1,347,777)              6.75
            Exercised                                   -                  -
                                               -----------        -----------
        Outstanding at September 30, 2000       2,078,888         $     6.52
        ======================================================================

     The weighted average fair value of options granted during the current period was $5.71 per share.

     Following is a summary of the status of options outstanding at September 30, 2000:

        =============================================================================================================
                                                    Outstanding Options                      Exercisable Options
                                         -----------------------------------------       ----------------------------
                                                          Weighted
                                                           Average        Weighted                         Weighted
                                                          Remaining       Average                          Average
                                                         Contractual      Exercise                         Exercise
                  Exercise Price          Number            Life            Price         Number            Price
        -------------------------------------------------------------------------------------------------------------
                        $ 6.75           400,000            2.67         $   6.75         250,000          $   6.75
              Range from $1.50
                      to $7.94         1,546,888            2.05             6.71         318,432              6.64
                         $6.75            82,000            2.17             6.75          27,334              6.75
                         $1.53            50,000            2.98             1.53               -              1.53
        =============================================================================================================

     Compensation

     The Company granted 3,026,665 options to employees during the current period, of which 1,347,777 were subsequently terminated. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating the remaining

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


     1,678,888 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

                                                                    Six Month       Six Month
                                                                  Period Ended     Period Ended
                                                                 September 30,     September 30,
                                                                      2000             1999
     ---------------------------------------------------------------------------------------------
     Loss for the period
         As reported                                             $ (3,154,601)      $  (736,972)
                                                                 =============      ============
         Pro-forma                                               $ (7,797,138)      $  (736,972)
                                                                 =============      ============
     Basic and diluted loss per share
         As reported                                             $      (0.18)      $     (0.07)
                                                                 =============      ============
         Pro-forma                                               $      (0.42)      $     (0.07)
     =============================================================================================


     The fair value of each option granted is estimated using the Black Scholes Model. The assumptions used in calculating fair values are as follows:

        =======================================================================================
                                                                Six Month         Six Month
                                                               Period Ended     Period Ended
                                                              September 30,     September 30,
                                                                   2000             1999
        ---------------------------------------------------------------------------------------
        Risk-free interest rate                                    6.51%                -
        Expected life of the options                               3                    -
        Expected volatility                                      132.48%                -
        Expected dividend yield                                       -                 -
        =======================================================================================


13.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

        =======================================================================================
                                                                Six Month         Six Month
                                                               Period Ended     Period Ended
                                                              September 30,     September 30,
                                                                   2000             1999
        ---------------------------------------------------------------------------------------
        Cash paid for income taxes                              $      -          $        -
        Cash paid for interest                                    75,991                   -
        =======================================================================================

     Non-cash investing and financing transactions during the six month period ended September 30, 2000 were as follows:

     a) The Company acquired computer equipment totaling $326,657 through a capital lease obligation for the same amount.

     b) Non-cash investing and financing transactions during the six month period ended September 30, 1999 were as follows:

     c)   The Company issued  6,240,000 shares of common stock at a deemed value
          of   $62   to   acquire   100%   of   the   outstanding    shares   of
          Pawnbroker.com-Nevada.

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


     d) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250, of which amount is included in accounts payable at September 30, 1999.

14.  COMMITMENTS

     a) The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

          Future annual lease payments are as follows:

                       2001                            $233,030
                       2002                             225,074
                       2003                             159,739
                       2004                             103,710

     b) On June 25, 1999, the Company entered into a one-year consulting agreement commencing on July 1, 1999, whereby the Company is obligated to pay $20,000 per month. The first month's fee was due and payable upon execution of the agreement. The Company further agreed to pay the consultant $100,000 (paid) upon execution of the agreement. In addition, the consultant was granted 400,000 options to purchase common shares of the Company, exercisable at the market price, post reverse stock split on the first day of trading of the newly consolidated shares, for a period of one year from the date of execution of the agreement. Of these options, 250,000 have vested immediately upon board approval, the remaining 150,000 options will vest in equal amounts of 50,000 for each successful financing of $5,000,000.

     c) The Company entered into a common stock purchase agreement with Gestrow Investments Limited ("Gestrow") to sell up to $24,000,000 of the Company's common stock, at a share price calculated based on the weighted average daily share price for a specified period of days. The Company can make up to a maximum of twelve draw downs of up to $2,000,000 per draw down, and to issue warrants entitling Gestrow to purchase certain amounts of common stock of the Company.

15.  RELATED PARTY TRANSACTION

     The Company entered into the following related party transactions:

     j) Included in notes payable is $300,000 (September 30, 1999 - $Nil) due to a company controlled by two directors.

16.  INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of approximately $2,673,000 in operating losses which, if unutilized, expire in 2020.

PAWNBROKER.COM, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000
================================================================================


     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

        =======================================================================================
                                                                Six Month         Six Month
                                                               Period Ended     Period Ended
                                                              September 30,     September 30,
                                                                   2000             1999
        ---------------------------------------------------------------------------------------

        U.S. federal statutory graduated rate                      15.00%           15.00%
        State income tax rate, net of federal benefit               7.00%            7.00%
        Net operating loss for which no tax benefit
          is currently available                                  (22.00)%         (22.00)%
                                                                ----------        ----------
                                                                    0.00%            0.00%
        =======================================================================================

     At September 30, 2000, deferred taxes consisted of a net tax asset of approximately $2,673,000 due to operating loss carryforwards of $7,860,710, which was fully allowed for in the valuation allowance of $2,673,000. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the three month period ended September 30, 2000 was approximately $298,000. Net operating loss carryforwards will expire in 2020.

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

17.  SUBSEQUENT EVENTS

     The following are events which occurred subsequent to September 30, 2000:

     a) The Company will effect a change in the Company's fiscal year to December 31, effective December 31, 2000.

     b) On October 11, 2000, the Company entered into a strategic alliance agreement with First Cash Financial Services, Inc. ("First Cash") whereby First Cash will offer merchandise from its inventories for sale on the Company's websites pursuant to a co-operative marketing arrangement. As consideration for the co-operative marketing arrangement, the Company agreed to issue First Cash up 3 classes of warrants exercisable to acquire up to a total of 1,500,000 common shares of the Company as follows: Class A warrants are exercisable to acquire 500,000 shares until October 11, 2005; Class B warrants are exercisable to acquire 500,000 share between October 11, 20001 to October 11, 20006; and Class C warrants are exercisable between October 11, 2002 to October 11, 2007. Each warrant will entitle the holder to acquire 500,000 common shares of the Company at $2.00 per share, subject to certain adjustments in the event the Company issues shares of its common stock below the market price prior to the exercise of the warrants. The Company granted First Cash resale registration rights in connection with the issuance.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: our limited operating history, history of losses, risks associated with the development of technologies, risks involving the management of growth, risks associated with the Internet, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships, our ability to offer or make arrangements to offer additional business-to-business products and services to the pawnbroker industry, our ability to protect our intellectual property rights and the other risks and uncertainties detailed in our Securities and Exchange Commission filings, including our Registration Statement on Form 10 filed with the Securities and Exchange Commission on November 3, 1999. "We," "our," "us" and the "Company" refer to Pawnbroker.com, Inc. and our subsidiaries.

Overview

We, Pawnbroker.com, Inc., were incorporated in the State of Delaware on February 13, 1998 under the name "Digital Sign Corporation" with an authorized share capital of 70,000,000 shares consisting of 20,000,000 shares of preferred stock par value of $0.00001 per share, and 50,000,000 shares of Common stock par value of $0.0001 per share.

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

On May 17, 2000, we amended our certificate of incorporation to increase our authorized capital to consist of 100,000,000 shares of common stock, with $0.0001 par value, and 50,000,000 shares of preferred stock, with $0.0001 par value.

The financial statements filed with our quarterly report on Form 10-Q and our management's discussion and analysis of financial condition and results of operation are for the period from July 1, 2000, to September 30, 2000.

Our Business

We are in the development stage, which means we are in the process of developing our business and have no significant revenues from our operations and we have not generated any profits. We launched a web site designed to facilitate two distinct, yet related, types of transactions activities over the Internet:

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

Our web site is located at www.pawnbroker.com. Information contained on our website is not a part of this quarterly report.

We are in the process of evaluating the feasibility of providing financial services to the pawnbroker industry through a subsidiary entity or entering into a strategic arrangement with an existing company. We believe there is a business opportunity to provide financial and other services to pawnbrokers online, which could result in opportunities to us. There can be no assurance that this business strategy will be successful. In order to obtain sufficient financial resources to pursue this opportunity, we may be required to issue additional common stock of Pawnbroker.com or its subsidiary, thereby diluting the interests of the existing shareholders of Pawnbroker.com.

Results of Operations

Three Months Ended September 30, 2000 Compared to September 30, 1999

Revenue. The Company had no revenues from operations because it turned on the commission module of our website on October 1, 2000. We will generate revenues from commission fees of approximately 3% to 6% based on transactions facilitated through our Pawnbroker.com web site during the fourth quarter 2000. The level of revenues received from commission fees is anticipated to vary based on a number of factors, including, among other things: (i) the willingness of pawnbrokers to facilitate transactions through our website on a commission fee basis; (ii) the inventory available for sale on our web site; (iii) the willingness of customers to pay higher costs for merchandise reflecting pawnbrokers' mark-up for commissions; (iv) volume of sales during the holiday season and (v) general economic factors affecting the pawnbroker and retail industry. There can be no assurance that we will generate any material revenues during the fourth quarter 2000 or in future periods.

Subsequent to September 30, 2000, we entered into a strategic alliance agreement with First Cash Financial Services, Inc., a publicly traded company operating in pawn shops and check cashing centers in the United States. Under the agreement, first cash agreed to offer its web site inventory on Pawnbroker.com's Web site. We will earn a commission fee of 4% on merchandise (except for certain specialty merchandise such as watches, jewelry , diamonds, gemstones priced at $500 or more, on which we will earn a 1% commission fee) sold through out website. The First Cash strategic alliance is expected to increase our inventory by more than 200,000 items, during the fourth quarter of 2000. Under the terms of the strategic alliance agreements, we issued First Cash warrants exercisable to acquire up to 1,500,000 shares of our common stock at $2.00 per share, subject to adjustment in the event we issue common stock at a price lower than the exercise price. See "Subsequent Events."

Consulting Fees, Contract Services, Salaries and Wages. Our expenses related to consulting fees, contract services, salaries and wages during the three-month period ended September 30, 2000 were $555,841 compared to $137,130 for the comparable period in 1999. Salaries and wages were $259,621 compared to $58,308 for the comparable period in 1999, which was due to increased expense associated with sales, marketing and development personnel. We expect expenses related to technology development to continue to be a material component of our total expense as we execute our business plan. However, now that the website has been developed and is operational, the Company expects the absolute dollars expended to decrease substantially as we reduce the number of development personnel, which we intend to replace with engineering personnel who will be taking more of a maintenance role for the Company. During the third fiscal quarter 2000, the Company closed its development office in Philadelphia and moved the necessary maintenance functions to Reno, where the website will be hosted. The Company intends to subcontract content loading on an as-needed basis to further reduce salary and wage expenses.

General and Administrative/Overhead. General and administrative and overhead expenses were $26,036 for the three-month period ended September 30, 2000 compared to $11,471 for the comparable period in 1999. Rent was $55,253, and reflects the cost of Santa Clara and Philadelphia facilities, compared to $12,512 for the comparable period in 1999,. Telephone expense was $54,186 compared to $16,822 for the comparable period in 1999, and reflects the costs associated with running a fully operational web site. With the closure of the Company's Philadelphia facility and the Company's Santa Clara office, and moving the website to Reno, the

Company expects a substantial reduction in general and administrative overhead cost, associated with rent and facility maintenance and telephone and as a result of our reduction in the development staff.

Sales and Marketing. Sales and marketing expenses were $54,662 for the three months ended September 30, 2000, compared to $162,650. The decrease was primarily a reduction in market research related expenses associated with developing the Company's business plan. The Company anticipates that sales and marketing expenses will decrease substantially as we move away from the more costly traditional approaches to marketing and use less expensive Pawnbroker industry-affiliated publications, direct marketing mailers and online banner and exchange ads.

Losses. The loss during the three months ended September 30, 2000 was $877,441, compared to $533,625 for the comparable period in 1999. The loss was as a result of costs associated with developing our business plan, research and development expenditures related to the development of our Pawnbroker.com web site and technologies and general overhead and administrative expenses. The Company expects that losses going forward will decrease due to the facility closures and staff reductions associated with development.

Six Months Ended September 30, 2000 Compared to September 30, 1999

Revenues. We had no revenues from operations during the six-month period ended September 30, 2000.

Consulting Fees, Contract Services, Salaries and Wages. For the six months ended September 30, 2000 and 1999, our expense related to consulting fees, contract services and salaries and wages were $1,103,756 and $187,838, respectively. Salaries accounted for the greatest portion of our expenses at $753,903 compared to $94,397 for the comparable period in 1999, which was due to increased expense associated with sales, marketing and development personnel. We expect expenses related to technology development, to continue to be a material component of our total expense as we execute our business plan. However, now that the website has been developed and is operational, the Company expects the absolute dollars expended to decrease substantially as we reduce the number of development personnel, which we intent to replace with engineering personnel who will be taking more of a maintenance role for the Company. During the third fiscal quarter 2000, the Company closed its development office in Philadelphia and moved the necessary maintenance functions to Reno, where the website will be hosted. The Company intends to subcontract content loading on an as needed basis.

General and Administrative/Overhead. During the six months ended September 30, 2000 and 1999, our general, administrative and overhead expenses were $439,528, which reflects costs associated with the Santa Clara office and the Philadelphia Development Center, compared to $144,931 for the comparable period in 1999. Rent was $133,305 during the six-month period ended September 30, 2000, compared to $34,377 during the same period in 1999. Telephone expense increased to $237,560 in 2000, compared to $16,822 in 1999, reflecting the voice, cable and data costs associated with running a fully operational web site. With the closure of Philadelphia and moving the website server to Reno, the Company expects to see a reduction in general and administrative overhead cost, associated with rent and facility maintenance and telephone and expense related to development staff.

Sales and Marketing. For the six months ended September 30, 2000, sales and marketing expenses were $522,344 compared to $198,476 for the comparable period in 1999, which were primarily for marketing, sales and technical support personnel to support our increased marketing activities by attending Pawnbroker industry tradeshows and marketing our Web based marketing concept to the pawnbroker industry. Our sales and marketing expenses included expenses related to general marketing expenses, promotion expenses increase awareness, and advertising. The Company anticipates that sales and marketing expenses will decrease as we move away from the more costly traditional approaches to marketing and use less expensive Pawnbroker industry-affiliated publications, direct marketing mailers and online banner and exchange advertising.

Professional Fees. During the six months ended September 30, 2000 professional fees were $194,968 compared to $35,602 for the comparable period in 1999, primarily associated with legal and accounting services, principally in connection with our filings with the Securities and Exchange Commission and preparation of legal documents related to strategic alliances, intellectual property protection and financing. We expect that professional fees for Pawnbroker.com will decrease as move from a development stage into a maintenance stage. The Company could see an increase in professional services associated with the formation of financial services subsidiary, and transactions related to offering business-to-business products and services to the pawnbroker industry.

Other Income. During the six months ended September 30, 2000, the Company incurred net interest expense of $62,748 compared to interest income of $22,229 for the comparable period in 1999. The expense was associated with a convertible debenture and long term notes. The interest income is from short-term deposits.

Losses. For the six month period ended September 30, 2000, the Company's loss was $3,154,601 compared to $736,972 for the comparable period in 1999. The losses was as a result of costs associated with developing the Company's business plan, research and development expenditures related to the development of the Company's Pawnbroker.com web site and technologies and general overhead and administrative expenses. Management expects that losses going forward will substantially decrease due to the Company's facility closures and staff reductions.

Liquidity and Capital Resources

Since our inception on February 5, 1999, we raised net cash from financing of $8,490,432 through private placements of our common stock, and $500,000 through the issuance of a convertible debenture. During the six month period ended September 30, 2000, we entered into the following financing transactions:

Line of Credit - $1 million

We obtained a one million dollar ($1,000,000) line of credit from BWI Avionics Ltd. that the Company has completely drawn down as of June 30, 2000. The line of credit has interest payable at the rate of twelve percent (12%) per annum. The
Note is due and payable on May 1, 2001, with the option of extending the term upon the agreement of BWI Avionics Ltd., William Galine, and Joseph Schlader. Each of William Galine and Joseph Schlader and Pacific Pawnbroker, an entity owned by Mr. Galine and Mr. Schlader, guaranteed $500,000 of the line of credit. The Company drew down the loan for the purpose of purchasing certain equipment.

9% convertible debenture - $500,000

On June 7, 2000, we issued a 9% convertible debenture and warrants to Lamothe Investing Corp. pursuant to a loan agreement dated June 7, 2000 to raise gross proceeds of $500,000. The convertible debenture was convertible into common shares at the lesser of lesser of $4.89 or (ii) 85% of the average five (5) lowest closing bid prices for our shares on the OTCBB or other principal market during the twenty-two trading day period prior to the conversion date. The warrants are exercisable to acquire 58,824 shares of our common stock at $4.89 per share. We issued the 9% convertible debenture and warrants pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. We paid a loan fee to of Lamothe Investing Corp. equal to 10% of the gross proceeds of the offering.

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

On August 23, 2000 Lamothe Investing Corp issued a conversion notice under the terms of the debenture, and we issued 268,817 shares of common stock at the conversion price of $1.86.

Equity Line - Gestrow Investments Limited

We entered into a common stock purchase agreement with Gestrow Investments Limited, a British Virgin Islands corporation, on July 7, 2000, for the future issuance and purchase of shares of our common stock. The stock purchase agreement establishes what is sometimes termed an equity line of credit or an equity draw down facility. We were required to file a resale registration statement to register under the Securities Exchange Act of 1933, as amended, the shares of common stock issuable to Gestrow under the stock purchase agreement. On July 31, 2000, we filed a registration statement on Form S-1 to register such common shares and an amendment to the registration statement on August 8, 2000. The registration was declared effective on the close of business, August 11, 2000.

In general, the draw down facility operates like this: the investor, Gestrow, has committed to provide us up to $24 million as we request it over a 12 month period, in return for common stock.

Once every 22 trading days, we may request a draw of up to $2,000,000 of that money, subject to a maximum of 12 draws. The maximum amount we actually can draw down upon each request will be determined by the volume-weighted average daily price of our common stock for the 22 trading days prior to our request and the average trading volume for the 45 trading days prior to our request. Each draw down must be for at least $250,000. At the end of a 22 day trading period following the draw down request, the final draw down amount is determined based on the volume-weighted average stock price during that 22 day period. We then use the formulas in the common stock purchase agreement to determine the number of shares we will issue to Gestrow in return for that money.

Under the Agreement, the maximum we may draw down in each draw is equal to the lesser of:

     o    $2,000,000; or

     o 20% of the weighted average trading price of our common stock on the OTCBB during the 22 trading days prior to the draw down, multiplied by the average number of shares traded per day on the OTCBB during the 45 days prior to the draw down, multiplied by 22, less a 5% cash placement fee payable to its placement agent, Ladenburg Thurman & Co. Inc., and $1,500 in escrow fees and expenses per draw down.

We may make up to a maximum of 12 draws; however, the aggregate total of all draws cannot exceed $24 million and no single draw can exceed $2 million. We are under no obligation to request a draw for any period.

The average market price for our common stock for the 45 trading days prior to November 7, 2000 was $1.15 and the average daily trading volume for the 45 trading days ended November 7, 2000 was 148,602. If our market price on November 7, 2000 and the 45-day average trading volume preceding November 7, 2000 each remained constant over the 12 month period of the common stock purchase agreement and we requested the maximum amount available to us under the common stock purchase agreement, each draw would be capped at approximately $753,700 and we could make 12 draws for a total amount drawn of $9,044,400. As the example shows, if our stock price stays at current levels, we will not be able to draw down all $24 million under the common stock purchase agreement.

A draw down under the equity line may have a substantial dilutive effect on our current shareholders. See "Liquidity and Capital Resources."

In connection with the common stock purchase agreement, we issued to Gestrow a warrant exercisable to acquire 334,262 shares of common stock at $3.59 per share in lieu of any minimum draw down commitment by us. We also issued to Ladenburg a warrant exercisable to acquire 334,262 shares of common stock at $3.59 per share. The shares acquirable upon exercise of these warrants were registered for resale under the Form S-1 registration statement.

Unit Private Placement - $2 Million

On August 11, 2000, we completed a private placement of 1 million units at $2.00 per unit, each unit consisting of one share of common stock and one warrant exercisable to acquire one additional share of common stock at $3.00 per share for one year. We received gross proceeds of $2 million from the private placement. The units were issued to Annapolis Properties Ltd. We issued the units, consisting of the common stock and warrants, pursuant to an exemption from registration under Regulation S promulgated under the Securities Act.

Bridge Loan -- $500,000

On July 15, 2000, we obtained bridge loans in the amounts of $300,000 and $200,000, respectively. We issued a $300,000 note to Granite Communications, Inc. bearing interest at 10% per annum, and a $200,000 note to BWI Avionic Ltd. bearing interest at 12% per annum in connection with the bridge loans. The notes are payable on July 15, 2001. The note issued to Granite Communications is secured by the assets of Pawnbroker.com, Inc.

Liquidity

As at September 30, 2000, we had $1,050,007 in cash or term deposits. We had accounts payable and accrued liabilities of $1,563,961 and short-term notes of $1,500,000. We had a working capital deficit of $2,796,606 at September 30, 2000. In connection with the audit of our audited financial statements for our fiscal year ended March 31, 2000, our auditors expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We estimate that our minimum cash requirement to remove the going concern threat raised by our auditor is approximately $1.0 million for the 15 month period from October 1, 2000 through December 31, 2001, primarily for expenses related to general over head and administration, web site maintenance, web site and data base development, server maintenance and costs associated with facilitating transactions between our customers and participating pawnshops. We have working capital available to us under the Gestrow equity line; however, a draw down at current market prices for our common stock would have a material dilutive effect on our existing shareholders.

Management is also evaluating alternative financing opportunities, but has not entered into any arrangements for such financing. There can be no assurance that alternative financing will be available to the Company in a timely manner or on acceptable terms, if at all. In the event alternative financing is unavailable, we may seek to issue a draw-down notice under the Gestrow equity line. However, we cannot assure you that we will be able to draw sufficient capital under the equity line to fund our working capital needs or in the event such draws are not sufficient to fund our working capital needs that we will acquire additional financing on acceptable terms, if at all.

We anticipate that we will continue to incur substantial losses until we can generate revenues from transactions and membership fees and from business to business revenue opportunities. We do not anticipate we will begin to generate any significant revenues until we increase our inventory and effectively promote our web site. We implemented the commission fee component of our web site on October 1, 2000.

During the fiscal quarter ended September 30, 2000, we received no cash from our operations and we used net cash of $1,304,888. Our use of cash during such periods were primarily as a result of expenses related to research and development of our web site, expenses related to marketing and promotion, salary expenses, professional fees and expenses related to general administrative expenses and overhead. We anticipate that our working capital needs will decrease during the remainder of 2000, as we have consolidated our operations in our Reno office and have taken steps to improve efficiency and reduce the cost of implementing our business strategy.

We cannot assure you that our actual expenditures will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

     (i)  our ability to attract visitors to our web site,

     (ii) our ability to attract pawnshops to use our services,

     (iii) our ability to successfully complete transactions,

     (iv) the availability of financing on acceptable terms,

     (v) reliability of the assumptions of management in estimating cost and timing,

     (vi) competition; and

     (vii) other factors that may be beyond our control.

We cannot assure you that we will generate sufficient revenues from our operation to earn a profit or that our web site will be commercially successful. Our inability to successful market our website or generate revenues from transactions on our web site will have a material adverse affect on our business and results of operations.

Employees

At September 30, 2000, we had 22 employees. In addition to management, we employ marketing, sales, product development and technical personnel. We expect to hire a customer service manager, database administrator, a developer/IT specialist, customer service representatives, technical support representatives and a Producer/HTML code developer.

Subsequent Events

On October 18, 2000 we entered in a strategic alliance agreement with First Cash Financial Services, Inc. whereby Pawnbroker.com agreed to issue First Cash Warrants, vesting subject to certain terms and conditions, exercisable to acquire a total of 1,500,000 shares of Pawnbroker.com common stock as consideration for listing merchandise for sale on the Pawnbroker Web Sites and for agreeing to sell First Cash Products at a Minimum Price.

Pawnbroker.com issued to First Cash three warrants, Warrant A, Warrant B and Warrant C, each warrant exercisable to acquire 500,000 shares of Pawnbroker.com common stock at $2.00 per share, subject to certain adjustments in the event we issue equity securities at a price lower than $2.00 per share. The exercise price shall not reduced below $1.00 per share. We granted First Cash resale registration rights related to the common stock acquirable upon exercise of the warrants.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 2. Changes in Securities and use of proceeds

None.

On July 7, 2000, in connection with the common stock purchase agreement, we issued to Gestrow a warrant exercisable to acquire 334,262 shares of common stock at $3.59 per share in lieu of any minimum draw down commitment by us. We also issued to Ladenburg a warrant exercisable to acquire 334,262 shares of common stock at $3.59 per share. The warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

On August 23, 2000, Lamothe investing Corp. issued a conversion notice per the terms of the 9% convertible debenture issued on June 7, 2000. We issued 268,817 share of our common stock at the conversion price of $1.86. The 9% convertible debenture was issued in reliance upon Rule 506 of Regulation D provided under the Securities Act of 1933, as amended, and the issuance was exempt from the registration requirements under Section 3(a)(9) of the Securities Act. The common shares were registered for resale pursuant to a registration statement on Form S-1 filed on August 8, 2000, and declared effective on August 11, 2000.

On August 11, 2000, we completed a private placement of 1 million units at $2.00 per unit for gross proceeds of $2 million. Each unit consisted of one share of common stock and one non-transferable warrant exercisable to acquire one additional common share at $3.00 per share for 1 year. The units were issued in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

     a)   Exhibits

        Exhibit
        Number      Description
        ------      -----------
        10.1*       Sales and Fulfillment Agreement dated September 2000, by and between Jewelry Edge and Pawnbroker.com, Inc.

        10.2* Subscription Agreement related to August 11, 2000 unit private placement.

        10.3*       Strategic  Alliance  Agreement,   dated  October  18,  2000,
                    between   First   Cash   Financial   Services,    Inc.   and
                    Pawnbroker.com, Inc.

        10.4*       Form of  Warrant  issued to First Cash  Financial  Services,
                    Inc.

        27.1        Financial Data Schedule
        -----------

       * Filed without schedules or exhibits. The Company will provide copies of schedules and/or exhibits upon written request.


     b)   Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2000
                                         PAWNBROKER.COM, INC.



                                         By: /s/ Greigory Park
                                             -----------------------------------
                                             Name:    Greigory Park
                                             Title:   Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number      Description
------      -----------
10.1*       Sales and Fulfillment Agreement dated September 2000, by and between Jewelry Edge and Pawnbroker.com, Inc.

10.2* Subscription Agreement related to August 11, 2000 unit private placement.

10.3*       Strategic  Alliance  Agreement,   dated  October  18,  2000,
            between   First   Cash   Financial   Services,    Inc.   and
            Pawnbroker.com, Inc.

10.4*       Form of  Warrant  issued to First Cash  Financial  Services,
            Inc.

27.1        Financial Data Schedule

-----------

* Filed without schedules or exhibits. The Company will provide copies of schedules and/or exhibits upon written request.