Form 10-K
period 2000-12-31
PAWNBROKER COM INC
filed 2001-05-15
CIK 1058154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

     Aggregate  market  value  of  the   Registrant's   Common  Shares  held  by
non-affiliates as of May 12, 2001 was approximately $170,000, based on the closing price of the Registrant's commons stock on the NASD Over the Counter Bulletin Board of $0.015 per share. The number of shares of the Registrant's Common Shares outstanding as of May 14, 2001 was 47,654,750.

NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: our limited operating history; our history of losses; our lack of adequate working capital to fund its operations; risks related to our ability to continue as a going concern; need for additional capital; risks involving new product development; risk related to developing a financial services business; credit risk related to lending money to pawnbrokers; competition; management of growth and integration; risks of technological change; our dependence on key personnel, marketing relationships with pawnshops and third party suppliers; our ability to protect its intellectual property rights; government regulation of the financial services, Internet commerce and the pawn industry; economic and political factors; dependence on continued growth in use of Internet; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under "Description of Business - Risk Factors" in this annual report. Certain of the forward looking statements contained in this registration statement are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

     You should not place undue reliance on forward looking statements. We do not intend to update forward looking statements contained in this report. References to "Company," "Registrant," "our," "us," and "we," refer to Pawnbroker.com, Inc. and its subsidiaries.

                              PAWNBROKER.COM, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


NOTE REGARDING FORWARD LOOKING STATEMENTS.........................................................................i
Part I............................................................................................................1
   Item 1:  BUSINESS..............................................................................................1
   Item 2:  PROPERTIES...........................................................................................18
   Item 3.  LEGAL PROCEEDINGS....................................................................................18
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................18

Part II..........................................................................................................19
   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS................................19
   Item 6.  RECENT SALES OF UNREGISTERED SECURITIES..............................................................19
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................21
   Item 7A. QUANTIIATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK..........................................27
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................27
   Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................27


PART III.........................................................................................................28
   Item 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES.....................................................28
   Item 11.  EXECUTIVE COMPENSATION..............................................................................30
   Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................34
   Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS................................................36

PART IV..........................................................................................................37
   Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................37


                                     Part I

Item 1:  BUSINESS

OVERVIEW


     We, Pawnbroker.com, Inc., are a development stage company with no revenues from our operations. We have never generated any profits. We developed and launched a web site that provided online customers a method to search for and buy merchandise from the inventories of pawnshops. Our web site experienced very limited success and we generated no material revenues from our operations. We terminated facilitating transactions on our web site and suspended our business operations on March 1, 2001 after we failed to generate sufficient user support. We are in the process of restructuring our business and developing a new business plan and strategy under which we intend to provide financial services by offering secured loans to pawnbrokers and to operate a web site that provides pawnbroker industry specific business-to-business services. We are in the process of finalizing a business plan and attempting to restructure our liabilities to allow us to raise financing to fund the development of our planned business and our working capital requirements. We currently do not have sufficient working capital to finance our planned business strategy and may not be able to continue as a going concern.

     As of December 31, 2000, we had a working capital deficiency of $2,083,210. In their independent auditor's report dated May 10, 2001, Davidson & Company, Chartered Accountants, expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We intend to address this going concern issue by restructuring our liabilities and by raising capital through equity, debt or convertible securities financing. We are currently seeking financing by presenting our business plan to potential investors. If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

     We were incorporated in Delaware in February 1998. On June 14, 1999, we acquired all of the issued and outstanding shares of Pawnbroker.com, Inc., a Nevada corporation, and for the purposes of implementing a business strategy of developing a web site to list and offer for sale the merchandise of independent pawnshops throughout North America. Prior to our acquisition of the Nevada corporation we had no assets, liabilities, revenues or expenses. We are in the process of incorporating Pawnbroker Financial Services Inc., a Delaware corporation, for the purposes of operating our planned financial and business-to-business services to pawnbrokers.

     Neither we nor any of our subsidiaries are currently subject to any bankruptcy, receivership or similar proceedings at the date of this report.

     Our headquarters are located at 85 Keystone, Suite A, Reno, Nevada, 89503, and our telephone number is (775) 332-5048.

     Our web site address is www.pawnbroker.com. The information on our web site is not a part of this annual report.


Our Business

     We completed the initial development of the software and technology related to our business and began the beta test of our web site in December 1999. During the course of developing our web site and marketing strategy, we presented Pawnbroker.com to several hundred pawnshops at conventions and tradeshows and received oral expressions of interest or requests for additional information from approximately 3,500 pawnshops about our plan to facilitate transactions between pawnshops and consumers through our web site. Based on information provided to us by pawnshops, our goal was to have a total of up to 2,000 participating member pawnshops offering an average of 475 items each by December 2000. In June 2000, we launched the commercial version of Pawnbroker.com.

       Pawnbroker.com featured items of merchandise from the inventories of pawnshops, including merchandise such as jewelry, consumer electronics, tools, collectibles, coins, cameras and musical instruments. Several hundred pawnshops expressed an interest in posting merchandise for sale on our web site. We experienced difficulties in offering sufficient supplies of inventory as pawnbrokers failed to post the merchandise they indicated that they would be interested in posting. We entered into a strategic relationship with a major chain of pawnshops in an effort to increase our inventory, but were unable to post such inventory on our web site in a timely manner. We failed to generate any material revenues from our operations. Based in part on the condition of the capital markets, we were unable to obtain additional financing on acceptable terms to fund our marketing efforts and our working capital requirements. We began to consolidate and restructure our operations to conserve working capital by closing our technical development and support facility in Philadelphia and our business office in California, and laying off all of our technical development and support staff. During the fourth quarter 2000 and the first quarter of 2001, we experienced technical difficulties maintaining our web site and were unable to continue to provide technical support to our customers because of lack of working capital. As a result, we further consolidated our operations and we terminated facilitating transactions on our web site and suspended our business operations on March 1, 2001, to concentrate our efforts on developing our financial and business-to-business services.

     We anticipate that we may re-launch our pawnbroker-to-consumer web site in an alternative format in the future, assuming that we are able to raise sufficient financing to do so and that there is sufficient interest from pawnbrokers and end users for such service offering. We have no current plans to do so during 2001.

     Subsequent to December 31, 2000, we began negotiating with creditors to restructure our outstanding liabilities in order to allow us to raise additional capital to fund our business plan. On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.015 on May 11, 2001. Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 20,000,000 shares to BWI Avionics Ltd., 6,000,000 shares to Granite Communications Inc., and 4,000,000 shares to Eurogrowth Investments Ltd. After giving effect to the issuance, we had 47,654,750 shares of common stock issued and outstanding, resulting in a substantial dilution to our shareholders.


Our Business Strategy

     As part of our initial business strategy, we developed plans to offer several potential services to pawnbrokers, including financial services, business-to-business services and other services designed for the specific needs of the pawnbroker industry. Since suspending our website services, we have focused our efforts on developing a business plan to offer financial and other services to pawnbrokers on our web site. These services are anticipated to include:

     Financial Services: We intend to provide qualified pawnbrokers with secured loans in amounts between $50,000 to $1,000,000, including one-time loans, revolving loans, lines of credit and consolidation loans.

     Pawnbroker Business-to-Business Services: We intend to launch a web site at www.pawnbroker.com or at B2Btraders.net, which will be designed as a destination on the Internet to offer a complete interactive web site for pawnbrokers. Our business-to-business web site is expected to provide the following:

          o    access to pawn industry news and information;

          o    access  to  laws  and  regulations   related  to  the  pawnbroker
               industry;

          o a service to facilitate wholesale business transactions between pawnbrokers and service and merchandise providers;

          o    pawnbroker industry association web site links;

          o    access to current commodity prices;

          o    vendor yellow pages; and

          o a forum to seek advice from other members and to keep up-to-date on industry trends.

     To date, we have been unable to raise financing to implement our financial services business and there can be no assurance that we will be able to raise such financing as planned or that our financial services, if offered, will generate sufficient revenues to become profitable.

     In the future, we may offer pawnbrokers other services, including:

          o    Payroll Services
          o    Leasing Programs
          o    Insurance Services
          o    Bookkeeping Services

     As of December 31, 2000, we had cash and cash equivalents of $231,763 and a working capital deficit of $2,083,210, which including current liabilities of approximately $2,315,727. Subsequent to December 31, 2000, we have been negotiating with our creditors to restructure our debt obligations. At March 31, 2001, we had cash and cash equivalents of $52,817 and a working capital deficit of $2,086,199, including current liabilities of approximately $2,140,000. Management believes that restructuring our liabilities is essential to facilitating our ability to raise additional financing to fund our planned business strategy. On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share which decreased our current liabilities. We are in the process of negotiating with our remaining creditors to restructure our debt obligations to them and may enter into arrangements to reduce such obligations to settle such obligations for less than the amounts owed. We cannot assure you that we will successfully restructure our outstanding debt or that issuing equity for the settlement of debt will not result in substantial dilution to our existing shareholders. We are in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure.

     We estimate that we will require financing of between $3,000,000 to $9,000,000 to implement the initial phase of our business strategy, assuming that we are successful in restructuring our liabilities. We intend to use approximately $2,000,000 of the proceeds of such financing, if any, to complete the following related to our financial services strategy:

     1) Complete the research related to the demand for reliable credit by the pawn industry;
     2) Identify the top seven states for a targeted roll out of our financial services;
     3) Research regulatory compliance issues related to lending rates, licensing requirements, perfecting security interests in assets and other regulatory issues in each targeted state;
     4) Develop or license the technology required to facilitate loans to member pawnbrokers;
     5) Develop the documentation and required procedures to facilitate loans to member pawnbrokers;
     6) Market and promote our financial services to pawnbrokers in the targeted states;
     7) Fund the initial loan products and services to member pawnbrokers in the target market (based on credit ratings and rankings); and
     8)   Identify viable target markets for additional roll outs.

     Based on responses to a mail survey conducted in December 2000, pawnbrokers located in the top seven states (based on demand for loans) indicated that they would be interested in obtaining loans in the aggregate amount of approximately $23.5 million as approximately follows: Texas - $5.5 million, California - $4.65 million, Minnesota - $4.6 million, Florida - $3.25 million, Georgia - $1.95 million, Colorado - $1.8 million and Kansas $1.8 million. We cannot assure you that demands for loans will be as indicated in this preliminary survey or that we will raise sufficient financing to be able to offer our financial services.

     We estimate that the cost to develop the technology to launch and operate our business-to-business web site will be approximately $50,000. We intend to engage a third party developer to develop our business-to-business web site based in part, if feasible, on the technology which we developed for our pawnbroker.com web site. We have not made any arrangements for such development and currently do not have sufficient working capital to commence such development efforts. Actual costs to development our business-to-business web site may be significantly higher than our estimates, in which case, we intend to scale-down the services proposed to be offered until appropriate levels of financing are available.

     We intend to compete in the highly competitive financial services industry. We will compete against companies that have substantially greater financial, technical and other resources than us. Several competitors already have established web sites, brand names, strategic relationships and other web sites and user loyalty, all of which create a competitive advantage over us. We have not yet begun the process of determining the regulatory requirements for conducting our proposed financial services business and we do not currently have sufficient working capital to implement our planned business strategy. During 2000, several Internet related companies have failed or been acquired by larger competitors. Competitive pressures, lack of adequate financing and failure to gain market acceptance are some of the factors that have caused such companies to fail. We face these same challenges, and we cannot guarantee that we will be able to compete effectively or that we will obtain sufficient financing to develop a commercially viable business.

     Our ability to implement our proposed business plan is subject to obtaining adequate financing. We currently do not have sufficient financing to continue as a going concern; however, based on our discussions with potential investors, we believe that we can raise additional financing if we are able to restructure our liabilities. We may arrange to convert a significant portion of our debt into equity, which based on the current market price of our common stock, would result in significant dilution to existing shareholders. In addition, to implement our business plan we anticipate that we will enter into financing arrangements in which we issue equity, debt, convertible securities or a combination of these. Such financing arrangements are anticipated to result in additional dilution to our existing shareholders. We cannot assure you that we will be able to restructure our liabilities or that we will successfully obtain additional financing. If we are unsuccessful at either of these, we will not be able to continue as a going concern and we may be required to liquidate our company or declare bankruptcy.


Internet Industry Background

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

     We believe that the growing adoption of the Internet represents an opportunity for us to offer financial and other services to pawnbrokers over the Internet.


     The Pawnshop Industry

     According to information published by the National Pawnbroker's Association, the pawnshop industry in the United States is a growing industry. Pawnshops are primarily regulated by state and local laws. Based on information available from the National Pawnbroker's Association, we believe that the majority of pawnshops are owned by individuals operating one to three locations, and that the pawnshop industry is fragmented and comprised primarily of several thousand independent "mom and pop" pawnshops operating less than three stores. In recent years, several operators have begun to develop multi-unit chains through acquisitions and new store openings. The four largest publicly traded pawnshop companies are EZCorp, Inc., First Cash, Inc., U S Pawn Inc. and Cash America, collectively operating approximately 1000 stores in the United States.

     The  economics  of  the  pawnbroker   industry  are   straightforward   and
uncomplicated. Pawnbrokers primary business is as lenders, who earn a significant portion of their revenue from pawn transactions, secure collateralized promissory loans (backed by gold, diamonds, jewelry, and other merchandise). Collateralized transactions offer pawnbrokers high returns through interest income. Prevailing loan rates at pawnshops in the United States vary from state to state. Pawnbrokers make more than 50 million loans annually at state regulated interest rates of 60%- 360% per annum. The pawn industry is driven by loans, not by the sale of forfeited collateral. According to the National Pawnbrokers Association, between 70% to 80% of all items pawned are redeemed.

     Based on management's experience, we believe that several characteristics of the traditional pawnshop industry have created inefficiencies in the industry. Pawnbrokers must make significant investments in credit capital to make loans available to consumers and may be limited in the number of loans they make or the aggregate value of such loans. Based on our discussions with pawnbrokers, we believe that many do not use banks or traditional commercial financing institutions for the purposes of obtaining capital to make loans to consumers. We believe that there are a number of factors that make traditional commercial financing unattractive to pawnbrokers, including:

     o consumer loans by pawnbrokers are not structured to provide secured financing for traditional commercial lenders;

     o    commercial   lenders  do  not  thoroughly   understand  the  needs  of
          pawnbroker   industry  and  may  be  hesitant  to  extend   credit  to
          pawnbrokers;

     o the pawnbroker industry consists of primarily smaller family-owned businesses that may not qualify for commercial lines of credit;

     o pawnbrokers loans are generally short-term loans and traditional lenders may not have loan programs to meet the needs of pawnbrokers;

     o pawnbrokers may perceive documentation and lending guidelines of traditional lenders overly burdensome; and

     o commercial lenders have not targeted or developed products for the pawnbroker industry.

     We believe that pawnbrokers can benefit from a source of funds to increase their loan portfolios and profitability. Our understanding of and contacts in the pawnbroker industry may provide us with opportunities to provide financial services and other business-to-business services targeted to meet the needs of the pawnbroker industry. We intend to capitalize on the opportunity to provide financial services to this market niche.


     Competition

     We intend to compete with a number of other companies with substantially greater financial, technical and human resources than us. Many of these competitors are larger than us and most have access to capital at a lower cost. We believe that the finance charge rate and availability of capital will be two of the primary competitive factors in penetrating the financial services market targeted at pawnbrokers. From time to time, we anticipate that our competitors may seek to compete aggressively on the basis of pricing, and we may be unable to enter a targeted geographical market to the extent we are not willing to match competitor pricing, in order to maintain interest margins.

     We anticipate that we may compete against independent finance companies, banks and thrift institutions, credit unions, industrial banks, credit card issuers and/or mortgage companies. In addition to traditional commercial lenders, we anticipate that we may compete against non-bank competitors that specialize in making commercial loans. We believe that our primary competition may be community banks and smaller independent finance companies that service smaller independent businesses.

     Some competitors have substantial local market positions; others are part of large, diversified organizations. Because of their longstanding insured deposit base, many banks that we intend to compete with are able to offer financial services on very competitive terms.

     We believe, based on our management's experience in the pawnbroker industry, that the primary competitive factors in the commercial finance business targeted at pawnbrokers are price, product quality, risk management, new account marketing, understanding the needs of pawnbrokers, offering loan programs targeted to meet the needs of the pawnbroker industry and retention of customers through emphasis on superior customer service. In addition, we believe that innovation is necessary to effectively compete and penetrate the market. We intend to offer financing services targeted at the pawnbroker industry, including enhanced customer service, specialization in certain types of loan packages and on-line application and documentation processes. We intend to design our transactions to be simple, flexible and customer responsive.

     Financial services is one of the more prominent industries that has taken advantage of the Internet. The information potential of the Internet and the potential lower costs associated with conducting business electronically underlie the success of financial services Web sites. We believe that businesses will become more willing to conduct financial transactions online, including lending transactions, as Internet use increases, Internet brands are established and concerns about security and privacy are alleviated. We also believe that pending federal and state legislation authorizing the use of electronic signatures will expedite the use of online commercial transactions, if such legislation is adopted.


     The Pawnbroker Financial Services Solution

     We intend to become a provider of online financial services to pawnbrokers. Our vision is to create an Internet-based technology platform for originating, processing and closing secured loans to pawnbrokers. We anticipate that our financial services will permit pawnbrokers to increase their loan volume to the consumers they serve. We intend to service our loans to pawnbrokers through the Internet. We intend to design our platform to decrease the cost of originating and closing loans, so pawnbrokers who obtain a loan via our technology platform will save money when compared to obtaining a loan using a traditional lender.

     We intend to develop or license technology to support the origination, processing and closing of secured loans to pawnbrokers. We believe that pawnbrokers are generally dissatisfied with the traditional commercial lending process. This dissatisfaction stems from the complexity of the process, inefficiencies and delays related to the manual collection and transfer of information and the borrower's inability to monitor the status of his loan. We believe that lending on the Internet can offer pawnbrokers an easier, faster and less expensive way to obtain loans and has the potential to eliminate many of their frustrations found in traditional commercial lending.

     Our management team has extensive knowledge of the pawnbroker industry. We intend to offer financing products that are tailored to meet the unique needs of the pawnbroker industry. We intend to provide qualified pawnbrokers with secured loans in amounts between $50,000 to $1,000,000, including:

          o    short term loans of one year or less,
          o    revolving loans,
          o    lines of credit, and
          o    consolidation loans.

     We anticipate that we will charge interest on these loans ranging from 12% to 24%, depending on the nature of the loan and fluctuations in interest rates in the market. We intend to charge loan origination and processing fees in amounts that will be determined. We intend initially to extend these loans from financing we obtain from investors. We will not make consumer loans.

     A Loan Transaction with Pawnbroker

     Each   participating   pawnbroker   begins  by   registering  to  become  a
participating member of the Pawnbroker.com network. Each participating pawnbroker who submits a loan application will be required to complete an on-line credit application and to provide us financial statements and consent to conduct a credit and background check. We intend to use outside credit reporting agencies to conduct a credit screening.

     We will form a Loan Approval Board, consisting of the management team and selected advisors from the credit and pawn industries. On-site screenings will be made to give each applicant a credit rating prior to making any lending decisions. Our lending decisions are anticipated to be based on several factors, including (i) credit worthiness, (ii) past financial performance, (iii) quality of the pawnbroker's business plans, (iv) history of loan revenues and profitability, (iv) quality of management, (v) market size and growth potential, (vi) length of time as licensed pawnbrokers, (vii) structure of ownership, and (viii) personal guarantees of principals. Pawnbrokers that accept loans from us will be required to complete documentation necessary to grant us a security interest in the pawnbroker's inventory, accounts and assets and a personal guarantee to secure payment of the loan. We intend to conduct periodic evaluations and random onsite inspections, including reviews of financial statements, of pawnbrokers that participate in our loan programs.

     We initially intend to offer loans to pawnbrokers in a limited number of states. Based on our preliminary survey of pawnbrokers, we believe that the initial roll out of our financial services will be in Texas, California, Minnesota, Florida, Georgia, Colorado and Kansas. We have not completed the regulatory review necessary to determine the regulatory, licensing and other requirements for offering financial services in these states. In addition, we have not completed any due diligence of pawnbrokers in those states that have expressed an interest in borrowing funds from us. We are in the process of seeking financing to implement our business strategy.


     Regulatory Environment

     We have not conducted the research necessary to determine applicable regulatory and licensing requirements of our proposed financial service offerings. Although we believe that most jurisdictions do not regulate commercial finance transactions, certain jurisdictions may require us to be licensed as a lender or financier and impose certain requirements related to limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. We anticipate that our financial services offerings will be subject to regulation in most of the states in which we offer financial services, and we will likely be required to obtain governmental licensing or approval before commencing business. In addition, we will also be required to comply with certain provisions of the Equal Credit Opportunity Act of 1974, as amended, which are applicable to commercial loans. It is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations or their impact on our future business, financial condition or prospects.

     Pawnbroker Membership Agreements - Pawnbroker.com

     We intend to enter into agreements with each member pawnbroker, pursuant to which they agree to follow our policies and procedures as a condition to membership and participating in our financial services program. We intend to charge an annual membership fee of approximately $500.

     Membership in the B2Btraders.net network will entitle pawnbrokers to access services on our web site and to participate in our financial services program, subject to qualification and geographic location.

     We  intend  to  develop  or  license   technology  that  will  provide  the
functionality of our web site and provide services that are designed to assist participating pawnshops. Such services may include the following:

     o    access to pawn industry news and information;

     o    access to laws and regulations related to the pawnbroker industry;

     o a service to facilitate wholesale business transactions between pawnbrokers and service and merchandise providers;

     o    pawnbroker industry association web site links;

     o    access to current commodity prices;

     o    vendor yellow pages; and

     o a forum to seek advice from other members and to keep up-to-date on industry trends.

     We estimate that the cost to develop the technology to launch and operate our business-to-business web site will be approximately $50,000. We intend to engage a third party developer to develop our business-to-business web site based in part, if feasible, on the technology which we developed for our pawnbroker.com web site. We have not made any arrangements for such development and currently do not have sufficient working capital to commence such development efforts. Actual costs to develop our business-to-business web site may be significantly higher than our estimates, in which case, we intend to scale-down the services proposed to be offered until appropriate levels of financing are available. We cannot assure you that we will have sufficient financing to offer the planned services.


Plan of Operation

     Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third party vendors, experience of management and the decisions of our management. Set out below is a summary of our plan of operation for each of our projects and for administration and marketing through December 31, 2001. Our plan of operation for the fiscal year ending December, 31, 2001 is as follows:

     o Restructure our outstanding liability and capital structure to allow us to obtain financing;
     o Raise additional financing of between $3 million to $9 million to fund our operations and to implement our business strategy;
     o Complete research related to regulatory compliance issues related to lending rates, licensing requirements, perfecting security interests in assets and other regulatory issues in states targeted for our financial services roll out;
     o Develop or license the technology required to facilitate loans to member pawnbrokers and to offer our business-to-business services;
     o Develop the documentation, forms and required procedures to facilitate loans to member pawnbrokers;
     o Market and promote our financial services to pawnbrokers in the targeted states and our business-to-business network to pawnbrokers throughout North America;
     o Generate revenues through the offering loans to member pawnbrokers in the target market (based on credit ratings and rankings) and membership fees; and
     o Identify viable target markets for additional roll outs of our financial services.

     In order to reduce our cash requirements, we intend to outsource certain development, marketing, human resources, legal and accounting functions. Similarly, in order to reduce capital expenditures, we intend to enter into leasing agreements for hardware and other equipment requirements.

     We estimate that our initial cash requirements are approximately $90,000 a month, principally for salaries, professional services, marketing and office expenses. We anticipate that our cash requirements will increase to approximately $126,000 to $150,000 per month in the third and fourth quarter 2001 as a result of costs related to raising capital; professional services associated with the research related to regulatory requirements of our financial services, development of documents, forms and procedures to offer loans to pawnbrokers in targeted states; hiring of management with experience in the financial services industry; development of our website to enable the application loan process related to our financial services; web site and technology development costs related to development of the services for our business-to-business web site; increased salary and related expenses associated with the implementation of our business strategy and costs associated with marketing our web site.

     We currently do not have sufficient working capital to meet our on-going obligations. As of December 31, 2000, we had cash and cash equivalents of $231,763 and a working capital deficit of $2,083,210, which includes current liabilities of approximately $2,316,000. During the first quarter of 2001, we have been negotiating with our creditors to restructure our debt obligations. At March 31, 2001, we had cash and cash equivalents of $52,817 and a working capital deficient of $2,086,199, including current liabilities of approximately $2,140,000. Management believes that restructuring our liabilities is essential to facilitating our ability to raise additional financing to fund our planned business strategy. On May 11, 2001, we entered into agreements with three note holders to convert

$1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.015 on May 11, 2001.

     We are in the process of negotiating with our remaining creditors to restructure our debt obligations to them and may enter into arrangements to reduce such obligations by converting such obligations into equity or to settle such obligations for less than the amounts owed. We cannot assure you that we will successfully restructure our outstanding debt or that issuing equity for the settlement of debt will not result in substantial dilution to our existing shareholders. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure.

     We estimate that we will require financing of at least $3,000,000 to implement the initial phase of our business strategy, assuming that we are successful in restructuring our liabilities. Our ability to implement our proposed business plan is subject to obtaining adequate financing. We currently do not have sufficient financing to continue as a going concern; however, based on our discussions with potential investors, we believe that we can raise additional financing if we are able to restructure our liabilities. If we are unable to raise additional financing, we will not be able to continue as a going concern and we may be required to liquidate our company or declare bankruptcy.


Intellectual Property and Trademarks

     We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our success. We have filed trademark applications with the United States Patent and Trademark Office for following trademarks:

Docket             Mark                           Class    Serial No.        Filing Date     Response Deadline
--------------------------------------------------------------------------------------------------------------
81862              MISCELLANEOUS DESIGN           36       75/802,493        9/16/1999       7/10/2000

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

81863              PAWNALERT                      36       75/838,962        11/2/1999       9/22/2000

81866              PAWNCENTER                     36       75/839,144        11/2/1999       9/22/2000

81867              PAWNEXCHANGE                   38       75/839,145        11/2/1999       9/22/2000

81870              PAWNRESOURCE                   36       75/839,171        11/2/1999       9/22/2000

81868              PAWNMAIL                       38       75/839,646        11/2/1999       Pending
--------------------------------------------------------------------------------------------------------------

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

Sales & Marketing Strategy

     We believe that our domain names are easy to remember and easy to associate with the products and services we intend to provide. We use our domain name to market our web site and establish the brand name "Pawnbroker.com" and "B2Btraders.net."

     Our marketing efforts directed to existing pawnshops include participation in industry trade shows and direct selling efforts. In the past, we have exhibited in and/or participated in the following industry trade shows and conventions:

     o    National Pawnbroker's Association Convention in June 1999;
     o    Florida State Pawnbroker's Convention in August 1999;
     o    Oklahoma State Pawnbroker's Convention August 1999;
     o    North Carolina State Pawnbroker's Convention in October 1999; and
     o    National Pawnbroker's Association Convention in June 2000

     We have assembled a data base of approximately 2,000 pawnbrokers to which we intend to market our services. In December 2000, we mailed a survey to 11,500 pawnbrokers for the purposes of determining the need for financial services in the pawnbroker industry. We received 325 responses to our preliminary survey. Approximately 300 pawnbrokers expressed an interest in financial services. Based on this feedback, we believe that offering financial services targeted to the pawnbroker industry can be a commercially viable business. We intend to use direct selling and direct mail to market our financial services to pawnbrokers that expressed interest in obtaining loans.

     We also intend to market our business-to-business to pawnbrokers throughout North America using direct mail advertising, advertising in trade publications and participation in industry trade shows.


Employees

     We currently have four employees, including one administrative employee and three management, marketing and sales employees. During 2001, we expect to hire up to three management personnel with experience in the financial services industry; two customer service representatives, and two sales and marketing personnel, assuming that we are able to obtain financing to implement our business plan.


History of Our Corporation

     We were incorporated in the State of Delaware on February 13, 1998, as "Digital Sign Corporation" with an authorized share capital of 70,000,000 shares consisting of 50,000,000 shares of common stock, with a par value of $0.00001 per share, and 20,000,000 shares of preferred shares, with a par value of $0.00001 per share.

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

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.015 on May 11, 2001. Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 20,000,000 shares to BWI Avionics Ltd., 6,000,000 shares to Granite Communications Inc., and 4,000,000 shares to Eurogrowth Investments Ltd. After giving effect to the issuance, we had 47,654,750 shares of common stock issued and outstanding, resulting in a substantial dilution to our shareholders.

     Our common stock is currently quoted on the National Association of Securities Dealers' over-the-counter bulletin board and trades under the symbol "PBRR".

     We have not been subject to any bankruptcy, receivership or other similar proceeding.


                                  RISK FACTORS

     We are a development stage company in the process of developing an Internet based business that is designed to offer financial and business-to-business services to the pawnbroker industry. Our business is subject to a number of risks, as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this annual report carefully and consider the following risk factors.

BUSINESS RELATED RISKS

Our ability to implement our business strategy will depend on the securing of additional operating capital in the amount of $3 million or more during the second quarter of 2001.

     In their independent auditor's report dated May 10, 2001, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of December 31, 2000, we had cash and cash equivalents of $231,763 and a working capital deficit of $2,083,210, which includes current liabilities of approximately $2,316,000. During the first quarter of 2001, we have been negotiating with our creditors to restructure our debt obligations. At March 31, 2001, we had cash and cash equivalents of $52,817 and a working capital deficient of $2,086,199, including current liabilities of approximately $2,140,000. Management believes that restructuring our liabilities is essential to facilitating our ability to raise additional financing to fund our planned business strategy. On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. We are in the process of negotiating with our remaining creditors to restructure our debt obligations to them and may enter into arrangements to reduce such obligations by converting such obligations into equity or to settle such obligations for less than the amounts owed. We cannot assure you that we will successfully restructure our outstanding debt or that issuing equity for the settlement of debt will not result in substantial dilution to our existing shareholders. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.

We have a history of losses and anticipate that we will incur additional losses through at least 2001.

     We have incurred net losses since our inception and anticipate that we will continue to incur losses. Since inception, through December 31, 2000, we incurred cumulative net losses of $9,041,940. During the nine-month period ended December 31, 2000, we incurred losses of approximately $4,335,831. We had no material revenues during the year ended December 31, 2000, and in the first quarter of 2001, we consolidated our operations and suspended operation of our web site because of our lack of working capital and our continuing losses. We do not believe that we will generate any sufficient revenues until we raise additional financing to implement our new business strategy of providing financial services to pawnbrokers, if at all. Assuming we raise additional financing during the second quarter of 2001, we do not anticipate that we will commence loaning money to pawnbrokers until we complete the regulatory review of the requirements to offer such services, obtain the required licenses and develop the documents, forms and process related to offering such services, which is not anticipated to be completed until the third or fourth quarter of 2001. Therefore, in the foreseeable future, we believe that our operating expenses will increase our cumulative losses, and we cannot assure you that we will ever be profitable.


We have a limited operating history and intend to implement a new business plan, which is untested, and makes our commercial viability uncertain.

     Because we have recently begun operations and we intend to implement a new business strategy, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model has not been fully finalized and we have not completed all of the tasks necessary to offer our financial services or our business-to-business services.

     Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development in new and evolving markets for online financial services. These risks include the following:

     o our ability to develop further our unproven online business model, including our new business-to-business model;

     o our ability to develop awareness of our Internet financial services platforms;

     o our ability to maintain and attract funding sources for pawnbroker loans;

     o    our ability to attract and retain qualified personnel;

     o our ability to make loans that provide a sufficient return on capital to be commercially feasible; and

     o our ability to anticipate and adapt to the changes in the evolving electronic commerce market and regulatory environment.

     We cannot assure you that we will attract member pawnbrokers to use our financial services or that we will generate significant revenues in the future. We cannot guarantee we will ever establish a sizeable market share or achieve commercial success.

We may be unable to make profitable loans if interest rates fluctuate significantly.

     Significant fluctuations in interest rates may reduce the number of loans that we make and have a material adverse affect on the revenues we receive in interest and loan fees. Our current business model is based on assumptions that we will be able to earn between 12% and 24% per year on interest from pawnbroker in connection with the loans we make. The interest rates that pawnbrokers charge to consumers are limited by state laws and regulations, which may make borrowing money from us unattractive or economically unfeasible. In addition, the United States Federal Reserve Board has lowered the interest rates for funds available to member banks, which is anticipated to generally result in lower interest rates for consumer and commercial loans. Changes in monetary policy that result in lower interest rates charged to pawnbrokers may have an adverse affect on our ability to loan money to pawnbrokers on terms acceptable to us.


If we are unable to maintain adequate financing sources, our ability to originate and fund pawnbroker loans will be impaired and our revenues will suffer.

     Our ability to fund pawnbroker loans depends to a large extent upon our ability to secure financing of between $3 million and $9 million on acceptable terms. We intend to fund most of the loans through funds that we raise in equity, debt or convertible securities financing or through lines of credit that we obtain, if any. We anticipate that we may obtain lines of credit from institutional investors and commercial banks. We anticipate that these financing arrangements will have one-year terms and may be cancelled by the lenders at any time. We have no arrangements with respect to financings or lines of credit.

     If we are not successful in renewing our borrowings or in arranging new financing with terms as favorable as the terms of our current financing arrangements, we may have to curtail our funding activities, which would reduce our revenue. We anticipate that lines of credit that we obtain, if any, will be subject to financial covenants and other restrictions. If we are unable to operate within the covenants or obtain waivers, all amounts that we owe under the financing arrangements could become immediately payable. The termination of a financing arrangement by a lender, or the acceleration of our debt, would have a significant negative effect on our business.


Failure to comply with laws and regulations governing our proposed business operations could have a material adverse effect on our business and results of operations.

     We have not conducted the research necessary to determine applicable regulatory and licensing requirements of our proposed financial service offerings. Certain jurisdictions may require us to be licensed as a lender or financier and impose certain requirements related to limitations on interest rates and other charges, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. We anticipate that our financial services offerings will be subject to regulation in most of the states in which we offer financial services, and we will likely be required to obtain governmental licensing or approval before commencing business. In addition, we will also be required to comply with certain provisions of the Equal Credit Opportunity Act of 1974, as amended, which are applicable to commercial loans. It is not possible to forecast the nature of future legislation, regulations, judicial decisions, orders or regulatory interpretations or their impact on our future business, financial condition or prospects.

     As a company conducting a financial services business through the Internet, we face an additional level of regulatory risk given that most of the laws governing lending transactions have not been substantially revised or updated to fully accommodate electronic commerce. Until these laws, rules and regulations are revised to clarify their applicability to transactions conducted through electronic commerce, any company providing loan-related services through the Internet or other means of electronic commerce will face compliance uncertainty.


Our future success depends on the services of our key officers Joseph Schlader, our President and Co-Founder, William Galine, our Vice President, Greig Park, our Chief Financial Officer, and Steve Fowler, our Director of Business Development and our ability to attract and maintain qualified, experienced personnel.

     Our future success will depend on Joseph Schlader, William Galine, Greig Park and Steve Fowler. The loss of key personnel could have an adverse effect on our operations. We also intend to hire management with experience in the financial services industry to assist us in implementing our financial services business. Although we have insurance to cover losses that may result from the death of any of our key executives, we cannot assure you that we will be able to replace such key executives in a timely manner, if at all. Competition for qualified employees is intense, and an inability to attract, retain and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. Our ability to retain existing personnel and attract new personnel may also be adversely affected by our financial situation. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.


The financial services industry is highly competitive, and we cannot assure you that we will be able to compete effectively.

     We intend to compete with companies and institutions with substantially greater financial, technical and human resources than us. Many of these competitors are larger than us and most have access to capital at a lower cost than. We anticipate that we may compete against independent finance companies, banks and thrift institutions, credit unions, industrial banks, credit card issuers and/or mortgage companies. In addition to traditional commercial lenders, we anticipate that we may compete against non-bank competitors that specialize in making commercial loans. We believe that our primary competition may be community banks and smaller independent finance companies that service smaller independent businesses. Our competitors have established systems for offering financial services and are licensed to provide such services.

     Many of our competitors offer additional services that we will offer. These competitors, as well as potential entrants into our market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially greater resources to promotion and systems development than we can. We may be unable to effectively compete.


If we are unable to successfully develop a network of participating pawnshops that are willing to adhere to our policies, we are unlikely to become profitable.

     We are currently in the process of developing a network of relationships with participating pawnshops. We cannot guarantee that these relationships will develop, or that they will develop in a satisfactory manner. We anticipate that we will earn revenues from interest and fees charged in connection with our financial services, membership fees and fees paid to us by third-party vendors that desire to offer products and services to our network of pawnbrokers. We initially intend to target a fragmented market of small to medium sized pawnshops, some of which may not may be adverse to change and may not participate because of a lack of technological proficiency or Internet familiarity. We cannot predict if the level of acceptance by pawnshops will support a market for our Internet based financial services or our business-to-business services.


We have capacity constraints and system development risks that could damage our customer relations or inhibit our possible growth, and we may need to expand our management systems and controls quickly.

     Our success and our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems and the computers and communication systems of third party vendors in order to accommodate any significant numbers or increases in the numbers of consumers and pawnshops using our services. Our success also depends upon us and our vendors' abilities to rapidly expand transaction-processing systems and network infrastructure without any systems interruptions in order to accommodate any significant increases in use of our service. We intend to use the services of a third-party for network and server services.

     In the past, we have had partial interruptions in service for periods ranging from a few minutes to several hours. In addition, our web site and systems could also be affected by computer viruses, electronic break-ins or other similar disruptions. If we experience outages, frequent or persistent system failures or degraded response times, our reputation and brand could be permanently harmed. In addition, we could lose revenues during these interruptions and user satisfaction could be negatively impacted if the service is slow or unavailable.

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


Increased security risks of online commerce may deter future use of our services, which may adversely affect our ability to generate revenues.

     Concerns over the security of transactions conducted on the Internet may inhibit the growth of the Internet and online commerce. Our inability to prevent security breaches could significantly harm our business and results of operations. We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography, or other developments will not result in a compromise or breach of the algorithms used to protect our transaction data. Anyone who is able to circumvent our or our third party vendors' security measures could misappropriate proprietary information, cause interruptions in their operations or damage our brand and reputation. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials.


We depend on third parties for uninterrupted Internet access and may be harmed by the loss of any such service.

     Our users depend on Internet service providers, online service providers and other Web site operators for access to our web site. We depend upon these Internet service providers for Internet access, third party software development companies to upgrade the software we may incorporate into our server and web site software. In addition, our customers require the services of telecommunications or cable companies for access to the Internet and our web site.


Our business may be harmed by claims that we have infringed intellectual property rights of others.

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


Our success may depend on developing and defending intellectual property rights without which competitors may copy aspects of our products or services.

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

     We cannot assure you that we will be able to successful protect our intellectual property rights or that we will be able to continue to successfully negotiate agreements protecting our intellectual property. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar technology without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect the proprietary rights to the same extent, as do the laws of the United States.

If we cannot protect our Internet domain name, our ability to conduct our operations may be impeded.

     We anticipate that the Internet domain name, "Pawnbroker.com" will be an extremely important part of our business and the business of our subsidiaries. We own both the "Pawnbroker.com" and "Pawnbrokers.com" domain names.
Additionally,   we   own   at   this   time,   the   following   domain   names:
"buysellshops.com",          "bargainpurchase.com",           "fairbargain.com",
"fairbargains.com", "collectibleshops.com" and "rarebargains.com". Governmental agencies and their designees generally regulate the acquisition and maintenance of domain names. The regulation of domain names in the United States and in foreign countries may be subject to change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Third parties have acquired domain names that include "pawnbroker" or variations thereof both in the United States and elsewhere.


Our business may be subject to government regulation and legal uncertainties that may increase the costs of operating our web site or limit our ability to generate revenues.

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


Participating pawnshops may be subject to regulatory review under state and federal laws governing pawnbrokers.

     Our participating pawnshops' operations are generally subject to extensive regulation, supervision, and licensing under various federal, state, and local statutes, ordinances, and regulations. Such laws and regulations require pawnshops to transact business and make loans in accordance with specific guidelines, including the required time periods which pledges of merchandise must be held before they may be sold, reporting and other obligations related to stolen merchandise, the interest rates a pawnshop may charge for loans, restrictions on the type of merchandise that may be pawned, restrictions on who may pawn merchandise and other restrictions that may vary from state to state. Our policies will require that all our participating pawnshops certify that they will adhere to their individual compliance obligations. We cannot guarantee that we will not be subject indirectly to actions arising out of violations by our participating pawnshops. Such action may have a material adverse affect on our business and results of operations.

RISK RELATED TO OUR SECURITIES

We may be required to sell additional common stock or parties may exercise options and warrants that may cause dilution of shares.

     The number of shares of our outstanding common stock held by non-affiliates is large relative to the trading volume of the common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have an adverse effect on the market price of the common stock.

     We have reserved up to an additional 8,000,000 shares of common stock for issuance upon exercise of options under an incentive plan. As of March 31, 2001, we have granted options exercisable to acquire 4,846,665 shares of our common stock under the plan at an average exercise price of $4.09 per share.

     We issued warrants exercisable to acquire 72,000 shares of common stock at $6.72 per share; 58,824 shares at $4.89 per share; 334,262 shares at $3.59 per share; and 334,262 shares at $3.59 per share. In addition, we issued warrants exercisable to acquire up to 1,500,000 shares of our common stock at an exercise price of $2.00 per share, subject to adjustments in price if we issue shares at a lower price. We recently issued shares at $0.05 per share.

     Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.


We are in the process of negotiating with creditors to restructure our liabilities under terms that may cause substantial dilution of your shares.

     Management believes that restructuring our liabilities is essential to facilitating our ability to raise additional financing to fund our planned business strategy. Subsequent to December 31, 2000, we began negotiating with creditors to restructure our outstanding liabilities. On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.015 on May 11, 2001. Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 20,000,000 shares to BWI Avionics Ltd., 6,000,000 shares to Granite Communications Inc., and 4,000,000 shares to Eurogrowth Investments Ltd. After giving effect to the issuance, we had 47,654,750 shares of common stock issued and outstanding, resulting in a substantial dilution to our shareholders.

     We are in the process of negotiating with our remaining creditors to restructure our debt obligations to them and may enter into arrangements to reduce such obligations by converting such obligations into equity or to settle such obligations for less than the amounts owed. We cannot assure you that we will successfully restructure our outstanding debt or that issuing equity for the settlement of debt will not result in further substantial dilution to our existing shareholders.


We intend to raise additional capital to fund our business plan on terms that may result in substantial dilution to our shareholders.

     We estimate that we will be required to raise additional financing of between $3 million to $9 million to fund our operations and to implement our business strategy. At May 14, 2001, we had 47,654,750 shares of common stock issued and outstanding. Our shares are quoted on the NASD Over-the-Counter Bulletin Board and the closing price of our shares on May 11, 2001 was $0.015. Based on the current market price of our common stock, we may have to issue between 45,000,000 and 135,000,000 shares of common stock or common stock equivalents to raise the capital required to fund our plan of operation. Such a financing could cause substantial dilution to our current stockholders. We anticipate that we will have to restructure our current issued and outstanding share capital through a reverse-split or other means and our authorized capital to raise additional financing.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

     Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $0.11 (low) to $10.06 (high) during the year ended December 31, 2000. The closing price of our shares on May 11, 2001 was $0.015. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the Shares and impede the sale of our shares in the secondary market.

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


Item 2:  PROPERTIES

     Our headquarters are currently located in a leased facility in Reno, Nevada. The facilities consist of 5,505 square feet. Our annual rent expense under the lease is $96,000. Our leases expire between 2002 and Sept 2003.


Item 3.  LEGAL PROCEEDINGS

     We received a claim from Neil McElwee, our former Chief Executive Officer, alleging breach of contract and wrongful termination in connection with our termination of Mr. McElwee. Mr. McElwee was seeking damages in the amount of $150,000. We have agreed in principal to settle these claims with Mr. McElwee for $35,000 spread over 90 days effective May 15, 2001.

     We received a claim from Vahid Rafizadeh, our former Chief Technical Officer, alleging breach of contract and wrongful termination in connection with our termination of Mr. Rafizadeh. Mr. Rafizadeh sought damages in the amount of $117,000. We settled the claim by Mr. Rafizadeh for $17,500 and certain computer hardware in his possession in April 2001.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the during the fourth quarter ended December 31, 2000, we scheduled an annual meeting of shareholders for November 28, 2000 at our principal Nevada offices to elect directors and ratify the appointment of Davidson & Company as our auditors. We filed our proxy statement on Form 14A with the Securities and Exchange Commission on October 16, 2000. Our mailing agent failed to mail our proxy statement and annual report to our the non-objecting beneficial shareholders. We did not have a quorum at the meeting and the meeting was adjourned without taking shareholder action.

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

OTCBB

   1999                                                High                Low
   ---------------------------------------------    --------            --------
   Second Quarter (from April 1, 1999)                 7.50               6.75
   Third Quarter                                       5.25               5.00
   Fourth Quarter                                      7.13               6.38

   2000
   ---------------------------------------------
   First Quarter                                       10.06              9.38
   Second Quarter                                      3.78               3.63
   Third Quarter                                       1.50               1.34
   Fourth Quarter                                       .14                .11

   2001
   ---------------------------------------------
   First Quarter                                        .05                .05


     The last reported sale prices of our common stock reported by the NASD on following dates were $.11 on December 29, 2000, and $.015 on May 12, 2001.

     We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.


RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2000, we issued securities in the following unregistered transactions:

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

     On May 19, 2000, we issued RedTagOutlet.com a warrant exercisable to acquire 72,000 shares of our common stock at $6.72 per share. We issued the warrant pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. No fees or commissions were paid in connection with the transaction. The agreement between RedTagOutlet.com and Pawnbroker.com was cancelled in April 2001.

     On June 7, 2000, we issued a 9% convertible debenture and warrants to Lamothe Investing Corp. pursuant to a loan agreement dated June 7, 2000 to raise gross proceeds of $500,000. The convertible debenture was convertible into common shares at the lesser of $5.54 or (ii) 85% of the Market Price on the Conversion Date, which begins 120 days after the date of the agreement. The date on which Notice of Conversion is given (the "Conversion Date") was the date on which the Holder faxed the Notice of Conversion duly executed to us. The warrants are exercisable to acquire 58,824 shares of our common stock at $4.89 per share. We issued the 9% convertible debenture and warrants pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. We paid a loan fee to of Lamothe Investing Corp. equal to 10% of the gross proceeds of the offering.

     We entered into a common stock purchase agreement on July 7, 2000 with Gestrow Investments Limited. Pursuant to the common stock purchase agreement:

     - we had the right, subject to certain conditions, to sell up to 8,727,273 shares of common stock to Gestrow under an arrangement known as an equity line, which permitted Gestrow to resell the shares to the public through a prospectus that we filed with the Securities and Exchange Commission to register such shares; and

     - we issued warrants to Gestrow and Ladenburg Thalmann & Co. Inc., each exercisable to purchase up to 334,262 shares of our common stock at $3.59 per share. The shares issuable upon exercise of these warrants could also be resold to the public through the prospectus.

     We issued the 9% convertible debenture and warrants pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. We did not make any draw downs under the Gestrow equity line.

     On August 17, 2000, we issued 1,000,000 units through a private placement at a price of $2.00 per unit, for total proceeds of $2,000,000. The units were issued to one non-U.S. person outside the United States pursuant to an exemption from registration available under Regulation S. Each unit consisted of one common share and one non-transferable share purchase warrant. One purchase warrant entitles the holder to acquire one additional common share at a price of $3.00 per share until August 10, 2001.

     On October 11, 2000, we issued First Cash Financial Services a warrant exercisable to acquire 1,500,000 shares of our common stock at $2.00 per share, subject to an adjustment at a lower price in the event that we issue shares of our common stock at a lower price per share. The warrant is exercisable on a cashless basis. We issued the warrant pursuant to an exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act. The offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. No fees or commissions were paid in connection with the transaction.


     Subsequent Issuances

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.015 on May 11, 2001. Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 20,000,000 shares to BWI Avionics Ltd., 6,000,000 shares to Granite Communications Inc., and 4,000,000 shares to Eurogrowth Investments Ltd. BWI Avionics Ltd., Granite Communications Inc., and Eurogrowth Investments Ltd. are non-U.S. persons and the shares were issued outside the United States in reliance upon an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data regarding our consolidated operating results and financial position. The data has been derived from our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The following selected financial data is qualified in our entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto included elsewhere in this annual report.

                                          Cumulative
                                          Amounts From     Period From      Period from                        Period From
                                          February 5,         April 1,          April 1,                         February 5,
                                            1999 to           2000 to          1999 to         Year Ended         1999 to
                                          December 31,     December 31,      December 31,       March 31,        March 31,
                                              2000             2000*            1999*             2000              1999
                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                       $   462,592       $   356,608      $   151,026       $   105,984         $       -
    Contract services                      787,066           310,167          158,868           476,899                 -
    Consulting                             540,991           163,550            9,709           377,441                 -
    Finders fee                             65,000            65,000                -                 -                  -
    General and administrative           2,342,311           685,061          570,322         1,657,250                 -
    Marketing and related expenses         785,712           485,006          213,635           300,706                 -
    Professional fees                      608,014           221,075          114,998           386,939                 -
    Rent                                   408,010           229,226          110,646           178,784                 -
    Salary and wages                     1,962,944         1,071,004          321,840           891,940                 -
    Stock-based compensation               378,685           285,068                -            93,617                 -
    Telephone                              330,887           271,849           41,771            59,038                 -
    Travel and related                     299,687            71,711          205,566           227,976                 -
                                        -----------       -----------      ------------     ------------        ----------
                                         8,971,899         4,215,325        1,898,381         4,756,574                 -
                                        -----------       -----------      ------------     ------------        ----------
OTHER ITEM
    Interest expense                       146,936           146,936                -                 -                 -
    Interest income                        (76,895)          (26,430)         (37,747)          (50,465)                -
                                        -----------       -----------      ------------     ------------        ----------
                                            70,041           120,506          (37,747)          (50,465)                -
                                        -----------       -----------      ------------     ------------        ----------
Loss for the period                    $(9,041,940)      $(4,335,831)     $(1,860,634)      $(4,706,109)        $       -

Basic and diluted loss
    per common share (Note 3)                    -       $     (0.24)     $     (0.13)      $     (0.31)        $       -
==========================================================================================================================
Weighted average number
    of shares of common
    stock outstanding                            -        18,232,910       14,866,445        15,220,285         1,124,750
==========================================================================================================================

* Effective December 31, 2000, we changed our year end to December 31. The data reflects the nine-month period ended December 31, 2000 (audited) and December 31, 1999 (unaudited), where applicable.

                                                     December 31              March 31
                                                    -------------     -------------------------
                                                        2000*            1999          2000
CONSOLDIATED BALANCE SHEET
  DATA:
Cash and cash equivalent                            $  231,763         $     -     $   424,678

Working capital                                     (2,083,210)         80,500        (691,463)

Total assets                                           908,591          80,500       1,097,486

Total stockholders' equity (deficit)                (1,407,136)         80,500         (24,673)
--------------------

* Effective December 31, 2000, we changed our year end to December 31. The data reflects the nine-month period ended December 31, 2000 (audited).


Quarterly Financial Data

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 1999 and ending December 31, 2000. The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly this information when read in conjunction with our audited financial statements and the notes thereto appearing elsewhere in this report. In view of our recent change in business strategy and other factors, we believe that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                           Three month period ended (unaudited)
CONSOLIDATED
STATEMENT OF
OPERATIONS                March 31,    June 30,     Sept 30,      Dec 31,     March 31,     June 30,     Sept 30,      Dec 31,
DATA:                       1999        1999         1999          1999         2000          2000         2000         2000
------------------------------------------------------------------------------------------------------------------------------
Operating expenses:

Salary and wages        $      -      $  57,089     $ 120,108   $  367,813    $  346,930   $  494,282   $  259,621   $  317,101
Contract  services             -          8,719        75,113       75,136       317,931       65,810      160,134       84,223
Consulting                     -          6,000         3,709            -       367,732       52,773       71,086       39,691
Professional fees              -         18,996        16,606       80,213       271,124      206,807      (11,839)      26,107
Marketing and related
  expenses                     -         33,517       173,968      192,482        50,739      467,681       54,663       27,662
General and
  administrative               -         13,655        39,367       82,329     1,371.899      413,492       91,036      130,533
Travel and related             -         23,631        47,398      154,378         2,569      215,835     (144,606)         482
  Telecommunications           -              -        16,822       24,950        17,266      183,374       54,186       34,289
Amortization                   -         19,877        50,249       80,901       (45,043)     104,505      219,708       17,603
Rent                           -         21,865        12,512       76,268        68,139       78,052       55,253       95,921
Stock-based
  compensation                 -              -             -            -        93,617            -            -      285,068

Total operating expenses
                               -        203,349       555,852    1,134,470     2,863,203    2,282,611      809,242    1,108,680

OTHER ITEM
Interest
  income/(expense)             -              -        22,229       15,517        32,281        5,452      (68,200)     (57,758)

Loss for the period            -        203,349       533,623    1,118,953     2,850,154    2,277,159      877,442    1,166,438

Basic and diluted net
  loss per common  share       -           0.02          0.03         0.07          0.19         0.13         0.05         0.05

Weighted average number
  of shares of common
  stock outstanding            -     11,873,212    16,914,750   16,914,750    15,000,810   17,564,750   18,185,366   22,034,750


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     Certain statements and information contained in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: our limited operating history, history of losses, risks associated with the development of technologies, risks involving the management of growth, risks associated with the Internet, competition, product development risks and risks of technological change, dependence on selected vertical markets and third-party marketing relationships, our ability to protect its intellectual property rights and the other risks and uncertainties detailed in our Securities and Exchange Commission filings. "We," "our," "us" and the "Company" refer to Pawnbroker.com, Inc. and our subsidiaries.

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

     On May 17, 2000, we amended our certificate of incorporation to increase our authorized capital; to consist of 150,000,000 shares, including 100,000,000 shares of common stock and 50,000,000 shares of preferred stock.

     Effective December 31, 2000, we changed our year end to December 31. As such, the discussion set forth below compares the nine-month period ended December 31, 2000 (audited) with the nine-month period ended December 31, 1999 (unaudited).


NINE-MONTH RESULTS OF OPERATIONS FOR THE PERIOD APRIL 1, 1999 TO DECEMBER 31, 1999 (UNAUDITED) AND THE PERIOD APRIL 1, 2000 TO DECEMBER 31, 2000 (AUDITED)

     Revenues. We had no revenues from operations. Our loss for nine months ended December 31, 2000 of $4,335,831 compared to the comparable period for the previous year of $1,860,634 was as a result of costs associated with corporate acquisition expenses, developing our business plan, product development expenses related to the development of our Pawnbroker.com web site and technologies, sales and marketing expenses and administrative expenses.

     Salaries and Payroll. Salaries and wage expenses for nine months ended December 31, 2000 of $1,071,004 compared with the comparable period for the previous year of $321,840. The increase in expense was a result of hiring personal to meet the Company's needs as we attempted to execute our business plan. Specific areas of hiring were product development, sales and marketing and general and administrative. During the quarter ended December 31, 2000, we began consolidating our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and laying off personnel in those offices. During the first quarter 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. As a result, expenses related to salaries and payroll decreased significantly and are anticipated to be lower through 2001.

     Contract Services. Outside service expense for nine months ended December 31, 2000 were $310,167 compared with the comparable period in the previous year of $158,868, which consist primarily of investor relations, public relations and market research. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with contract service providers. Expenses related to contract services are expected to decline for 2001.

     Consulting. Consulting expense for nine months ended December 31, 2000 were $163,550 compared with the comparable period in the previous year of $9,709, which consists primarily of assistance related to the evaluation and development of our Internet business strategies, development of a Internet business plan and interim executive personnel. These costs are associated with early stage companies and we anticipate a reduction in these costs in the future. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with our consultants.

     Professional Fees. Professional fees for nine months ended December 31, 2000 were $221,075 compared with the comparable period in the previous year of $114,998, which consist primarily of legal and accounting expenses. The increase in expense is attributed to legal and accounting support that accompanied the emergence and growth of our business and expenses related to preparing filings to comply with our Securities and Exchange Commission reporting obligations. We anticipate that expenses related to professional fees may decline during 2001, as we have been relatively inactive during the first four months of 2001. However, professional fees may increase if we obtain additional financing to undertake research related to our financial services business and the development of documents, forms and procedures related to such business.

     Marketing and Related Expense. Marketing and related expenses for nine months ended December 31, 2000 were $485,006 compared with the comparable period in the previous year of $213,635, which consist primarily of creative printing and advertising. Marketing expenses are expected to be substantially lower during 2001, as we have suspended our operations and do not anticipate that we will begin to market our financial and business-to-business services until at least the third or fourth quarter of 2001.

     General and Administrative. General and administrative related expense for nine months ended December 31, 2000 were $685,061, compared with the comparable period in the previous year of $570,322 which consist of general office, printing, purchased software, recruiting and facility costs. General and administrative expenses are expected to decline substantially during 2001 as a result of our consolidation efforts and the closing of our Philadelphia and California offices.

     Travel and Related. Travel and related expenses for nine months ended December 31, 2000 were $71,711 compared with the comparable period in the previous year of $205,566, which related to travel for raising capital and business development activities. Travel and related expenses are expected to be lower during 2001, as a result of our reduced business activities.


Liquidity and Capital Resources

     In their independent auditor's report dated May 10, 2001, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of December 31, 2000, we had cash and cash equivalents of $231,763 and a working capital deficit of $2,083,210, which includes current liabilities of $2,315,727.

     During the nine months ended December 31, 2000, we received no significant revenues from our operations and we used net cash of $3,882,023. Our use of cash during such period was primarily as a result of expenses related to research and development of our web site, expenses related to marketing and promotion, salary expenses, professional fees and expenses related to general administrative expenses and overhead. We anticipate that our working capital needs will decrease during the remainder of 2001, as we have consolidated our operations in our Reno office and have suspended our business operations related to facilitating transactions between pawnshops and customers through our web site. We will continue to incur losses until we can generate revenues from financings and membership fees and from business to business revenue opportunities. We do not anticipate we will begin to generate any significant revenues until we can offer our financial services, which is not anticipated to occur until the third or fourth quarter of 2001, assuming sufficient financing is available.

     During the first quarter of 2001, we have been negotiating with our creditors to restructure our debt obligations. At March 31, 2001, we had cash and cash equivalents of $52,817 and a working capital deficient of $2,086,199, including current liabilities of approximately $2,140,000. Management believes that restructuring our liabilities is essential to facilitating our ability to raise additional financing to fund our planned business strategy.

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. We are in the process of negotiating with our remaining creditors to restructure our debt obligations to them and may enter into arrangements to reduce such obligations by converting such obligations into equity or to settle such obligations for less than the amounts owed. We cannot assure you that we will successfully restructure our outstanding debt or that issuing equity for the settlement of debt will not result in substantial dilution to our existing shareholders. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.

     We estimate that our minimum cash requirements to implement our plan of operation is between approximately $3 million to $9 million, primarily for capital to provide loans to qualified pawnbrokers, expenses related to general over head and administration, regulatory research and licensing, preparing documents, forms and procedures to offer our planned financial services, costs associated with developing our business-to-business web site and costs related to marketing our financial and business-to-business services. We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all.

     We cannot assure you that our actual expenditures will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

     o the costs to complete the regulatory research and obtain licenses to operate our financial services business,
     o our ability to successfully complete financing transactions with pawnbrokers,
     o    the availability of financing on acceptable terms,
     o reliability of the assumptions of management in estimating cost and timing,
     o    competition; and
     o    other factors that may be beyond our control.

We cannot assure you that we will generate sufficient revenues from our operations to earn a profit or that our planned service offerings will be commercially successful. Our inability to successful implement our business plan or generate revenues from financial services will have a material adverse affect on our business and results of operations.


Financing Activities During the Nine Months Ended December 31, 2000

     We obtained a one million dollar ($1,000,000) bridge loan from BWI Avionics Ltd. that the Company has completely drawn down as of June 30, 2000. The Company issued a Note for the bridge loan. The Note has interest payable at the rate of twelve percent (12%) per annum. The Note was due and payable May 1, 2001, with the option of extending the term upon the agreement of BWI Avionics Ltd., William Galine, and Joseph Schlader. Each of William Galine and Joseph Schlader personally guaranteed $500,000 of the line of credit. The Company drew down the loan for the purpose of purchasing certain equipment.

     On June 7, 2000, we issued a 9% convertible debenture and warrants to Lamothe Investing Corp. pursuant to a loan agreement dated June 7, 2000 to raise gross proceeds of $500,000. The convertible debenture is convertible into common shares at the lesser of $4.89 or (ii) 85% of the average five (5) lowest closing bid prices for our shares on the OTCBB or other principal market during the twenty-two trading day period prior to the conversion date. The warrants are exercisable to acquire 58,824 shares of our common stock at $4.89 per share. We paid a loan fee to of Lamothe Investing Corp. equal to 10% of the gross proceeds of the offering.

     We entered into a common stock purchase agreement on July 7, 2000 with Gestrow Investments Limited. Pursuant to the common stock purchase agreement:

     - we had the right, subject to certain conditions, to sell up to 8,727,273 shares of common stock to Gestrow under an arrangement known as an equity line, which permitted Gestrow to resell such shares to the public through a prospectus that we filed with the Securities and Exchange Commission to register the shares; and

     - we issued warrants to Gestrow and Ladenburg Thalmann & Co. Inc., each exercisable to purchase up to 334,262 shares of our common stock at $3.59 per share. The shares issuable upon exercise of these warrants could also be resold to the public through the prospectus.

     We filed a registration statement on Form S-1 with the Securities and Exchange Commission on July 31, 2000 to register the resale of the securities issuable under the Lamothe 9% convertible debenture, the Gestrow equity line, and the warrants issued to Lamothe, Gestrow and Ladenburg Thalmann. On September 7, 2000, the Gestrow converted the 9% convertible debenture into 268,817 common shares at a price of $1.86 per share.

     On July 15, 2000, we obtained bridge loans in the amounts of $300,000 and $200,000, respectively. We issued a $300,000 note to Granite Communications, Inc. bearing interest at 10% per annum, and a $200,000 note to Eurogrowth Investments Ltd. bearing interest at 12% per annum in connection with the bridge loans. The notes are payable on July 15, 2001. The note issued to Granite Communications is secured by the assets of Pawnbroker.com, Inc.

     On August 17, 2000, we issued 1,000,000 units through a private placement at a price of $2.00 per unit, for total proceeds of $2,000,000. Each unit consisted of one common share and one non-transferable share purchase warrant. One purchase warrant entitles the holder to acquire one additional common share at a price of $3.00 per share until August 10, 2001.

     We issued 1,870,000 shares of common stock pursuant to the exercise of stock options granted on November 1, 2000, to employees.

     Subsequent Events

     On April 19, 2001, we obtained a bridge loan in the amount of $100,000 from Edward Romano, evidenced by a promissory note bearing interest at the annual rate of 18%, due July 19, 2001.

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.015 on May 11, 2001. Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 20,000,000 shares to BWI Avionics Ltd., 6,000,000 shares to Granite Communications Inc., and 4,000,000 shares to Eurogrowth Investments Ltd. BWI Avionics Ltd., Granite Communications Inc., and Eurogrowth Investments Ltd. are non-U.S. persons and the shares were issued outside the United States in reliance upon an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We intend to transact our business in United States Dollars, and we anticipate that we will have no material risks resulting from sales commitments, inventory or similar items.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the nine months December 31, 1999 and 2000, are submitted as a separate section of this report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

Item 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     Members of the Board of Directors are elected by our shareholders. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

     As at December 31, 2000, the following persons were our directors and executive officers:


---------------------------------- ------------------ -----------------------------------------------------------------
 Name and present office held      Director/officer   Principal occupation and if not at present an elected director,
                                   since              occupation during the preceding five years
---------------------------------- ------------------ -----------------------------------------------------------------
Joseph Schlader
Chairman, President and            June 1999          Pawnbroker  Executive - Director,  Pacific Pawnbrokers from 1981
Director (1)                                          to present.


William Galine
Vice-President and Director(1)     June 1999          Pawnbroker Executive - Secretary and Treasurer, Director, Pacific
                                                      Pawnbrokers from 1984 to present.

Greigory Park
Chief Financial Officer            March 2000         Connectinc.com  - Chief Financial Officer, 1997 to 1999; IMSI,
                                                      Inc. Corporate Controller  1995 to 1997; IFS, Inc. - Corporate
                                                      Controller 1992 to 1995.
-----------------------

(1)  Member of our audit committee.


The following is a brief biographical information on each of the officers and directors of listed:

Joseph Schlader, Chairman, President and Director - Age 48

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

William Galine, Vice-President and Director - Age 50

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

     Prior to May 3, 2000, all of our directors are elected annually by the shareholders and hold office until the next annual general meeting of shareholders or until their successors are duly elected and qualified, unless they sooner resign or cease to be directors in accordance with our Articles and Bylaws. On May 3, our shareholders approved and we amended our bylaws to create a classified or staggered board of directors, which consists of three classes of directors, which will be elected at our next annual meeting as follows:

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


Other Information

     Our Board of Directors meets periodically to review significant developments affecting our company and to act on matters requiring Board approval. Although the Board of Directors delegates many matters to others, it reserves certain powers and functions to itself. This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by our independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting or financial matters.

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

     Based solely on the Company's review of copies of such reports and written representations from the Company's officers and directors, the Company believes that all required reports were filed on time during the nine months ended December 31, 2000.

Item 11.  EXECUTIVE COMPENSATION

     The table below shows, for the last two completed fiscal years ended December 31, 2000 and 1999, compensation paid to Pawnbroker.com's Chief Executive Officer and the four most highly paid executive officers serving at December 31, 2000 whose total annual compensation exceeded or is expected to exceed $100,000. These officers are referred to as the "Named Executive Officers."


Summary Compensation Table

                                           Annual Compensation                           Long Term Compensation
                                 ---------------------------------------    -----------------------------------------------
                                                                                    Awards                    Payouts
                                                                            ------------------------   --------------------
Name and Principal Position    Year(1)    Salary      Bonus      Other      Restricted    Securities    LTIP(2)    All Other
                                          (US$)        ($)      Annual        Stock      Underlying    Payouts     Compensa-
                                                                Compen-      Award(s)      Options/       ($)        tion($)
                                                                sation($)      ($)          SARs(#)
---------------------------------------------------------------------------------------------------------------------------
Neil McElwee(1)                2000(3)   $116,923    $  --     $  3,600      $    --       782,590     $   --      $     --
                               1999            --       --           --           --            --         --            --

Joseph Schlader(5)             2000(3)     90,000       --        5,400           --       250,000         --            --
                               1999            --       --           --           --            --         --            --

William Galine(6)              2000(3)     75,000       --        5,400           --       125,000         --            --
                               1999            --       --           --           --            --         --            --

Vahid Rafizadeh(2)             2000(3)    137,692       --        4,950           --       391,295         --            --
                               1999            --       --           --           --            --         --            --

Greigory Park(7)               2000(3)    111,346       --        5,400           --       800,000         --            --
----------------------------

(1)  CEO from September 12, 1999 to August 8, 2000.
(2)  CTO from October 5, 1999 to November 11, 2000.
(3) Years ended March 31, 2000. The Company changed its year end to December 31, effective December 31, 2000.
(4)  Long-term incentive plan. We have no LTIP.
(5)  President from June 14, 1999 to present.
(6)  Senior Vice-President from June 14, 1999 to present.
(7)  CFO from March 9, 2000 to present.


Employment Contracts

     On June 14, 1999, we entered into an employment agreement with Joseph Schlader, our President, for a term of three years beginning June 14, 1999 and ending June 14, 2002, provided that we may terminate Mr. Schlader's employment upon (i) three months written notice during the first year of his employment,
(ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. Schlader agreed to serve full time as our President. We agreed to pay Mr. Schlader a salary of $90,000 per year increasing by 12% per year. We also agreed to grant Mr. Schlader options to acquire up to 250,000 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years.

     On June 14, 1999, we entered into an employment agreement with William Galine, our Vice President, for a term of three years beginning June 14, 1999 and ending June 14, 2002, provided that we may terminate Mr. Galine's employment upon (i) three months written notice during the first year of his employment,
(ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. Galine agreed to serve full time as our Vice President. We agreed to pay Mr. Galine a salary of $75,000 per year increasing by 12% per year. We also agreed to grant Mr. Galine options to acquire up to 125,000 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years.

     On September 12, 1999, we entered into an employment agreement with Neil McElwee, our Chief Executive Officer, for a term of three years beginning September 12, 1999 and ending September 12, 2002, provided that we may terminate Mr. McElwee's employment upon (i) three months written notice during the first year of his employment, (ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. McElwee agreed to serve full time as our Chief Executive Officer. We agreed to pay Mr. McElwee a salary of $200,000 per year increasing by 12% per year. We also agreed to grant Mr. McElwee options to acquire up to 782,590 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years, and bonus options exercisable to acquire up to 1% of our issued and outstanding shares of common stock following each year of his employment. Mr. McElwee was terminated on August 10, 2000. We have received a claim from Neil McElwee, our former Chief Executive Officer, for breach of contract and wrongful termination in connection with our termination of Mr. McElwee for cause. Mr. McElwee was seeking damages in the amount of $150,000. We have agreed in principal to settle all claims with Mr. McElwee for $35,000 payable in 3 installments commencing May 15, 2001.

     On October 5, 2000 we entered into an agreement with Vahid Rafizadeh, our Chief Technology Officer, for a term beginning October 5, 1999 and ending September 16, 2002, provided that we may terminate Mr. Rafizadeh's employment upon (i) three months written notice during the first year of his employment,
(ii) six months notice during the second or third year of employment or (iii) at an time during his employment for cause, including conviction for criminal acts, committing acts gross negligence or breach of the employment agreement. Mr. Rafizadeh agreed to serve full time as our Chief Technology Officer. We agreed to pay Mr. Rafizadeh a salary of $140,000 per year increasing by 12% per year. We also agreed to grant Mr. Rafizadeh options to acquire up to 391,295 shares of our common stock at $6.75 per share under our stock option plan vesting over 3 years. We received a claim from Vahid Rafizadeh, our former Chief Technical Officer, for breach of contract and wrongful termination in connection with our termination of Mr. Rafizadeh. Mr. Rafizadeh sought damages in the amount of $117,000. We settled the claim with Mr. Rafizadeh for $17,500 and certain computer hardware in his possession in April 2001.

     We hired Mr. Park as our Chief Financial Officer on March 9, 2000. We do not have an employment agreement with Mr. Park.


Option Grants

     The following table sets forth information regarding stock option grants to our President and four most highly compensated executive officers during the year ended December 31, 2000. The potential realizable value is calculated based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiry of the term of the option. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by:

     o multiplying the number of shares of common stock subject to a given option by the exercise price;

     o assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire term of the option; and

     o    subtracting from that result the aggregate option exercise price.

            Option Grants in Last Fiscal Year Ended December 31, 2000

Individual Grants                                                                     Potential Realized
                                                                                   Value at Assumed Annual
                                                                                     Rates of Stock Price
                                                                                   Appreciation for Option
                                                                                             Term
------------------------------------------------------------------------------------------------------------
          (a)                 (b)           (c)           (d)            (e)           (f)          (g)
         Name              Number of     % of Total     Exercise     Expiration      5% ($)       10% ($)
                          Securities      Options       or Base         Date
                          Underlying     Granted to      Price
                           Options       Employees     ($/Sh)(2))
                           Granted(#)    in Fiscal
                                          Year(1)
------------------------------------------------------------------------------------------------------------
Neil McElwee(3)             782,590         16.4%         6.75        9/13/2009          N/A           N/A

Joseph Schlader(4)          250,000          5.2%         6.75        6/13/2009      466,225     1,030,235

William Galine(5)           125,000          2.6%         6.75        6/13/2009      233,112       843,750

Vahid Rafizadeh(6)          391,295          8.2%         6.75         9/1/2009          N/A           N/A

Greigory Park               300,000(7)      16.8%         7.13         3/9/2010      590,966     1,305,880
                            500,000(8)                     .09        11/1/2010       12,433        27,472
----------------------

(1) During our fiscal year ended December 31, 2000, we issued options to purchase 4,764,665 shares to employees.
(2) The exercise price per shares was equal to the fair market value of the common stock on the date of grant as determined by the Board of Directors.
(3) Represents options vesting according to the following schedule: one third of the options granted shall vest on September 12, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 12th day of each calendar month for two consecutive years Mr. McElwee was terminated on August 10, 2000 and the options terminated unexercised.
(4) Represents options vesting according to the following schedule: one third of the options granted shall vest on June 14, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 14th day of each calendar month for two consecutive years
(5) Represents options vesting according to the following schedule: one third of the options granted shall vest on June 14, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 14th day of each calendar month for two consecutive years
(6) Representing options vesting according to the following schedule: one third of the options granted shall vest on October 5, 2000. Thereafter, one thirty-sixth of the options granted shall vest on the 5th day of each calendar month for two consecutive years. Mr. Rafizadeh was terminated on November 21, 2000 and the options terminated unexercised.
(7) Representing options vesting according to the following schedule: one third of the options granted shall vest on March 9, 2001. Thereafter, one thirty-sixth of the options granted shall vest on the 9th day of each calendar month for two consecutive years.
(8)  Representing vested options exercisable to acquire 500,000 shares.


Option Exercises

     The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2000 by any of the Named Executive Officers, and the financial year end value of unexercised options on an aggregate basis.

 Aggregated Options Exercised During the Financial Year Ended December 31, 2000
                      and Financial Year-End Option Values


------------------------------------------------------------------------------------------------------------------
     Name                              Securities     Aggregate      Unexercised Options      Value of Unexercised
                                       Acquired on      Value           At FY-End (#)         in the Money-Options
                                       Exercise(#)    Realized          Exercisable/               at FY-End
                                                       ($)(1)        Unexercisable (3)         ($) Exercisable/
                                                                                               Unexercisable (2)
-------------------------------------------------------------------------------------------------------------------
Neil McElwee(4)                            0             0                 N/A                        N/A
-------------------------------------------------------------------------------------------------------------------
Joseph Schlader                            0             0         125,000 (exercisable)       Nil (exercisable)
                                                                   125,000 (unexercisable)     Nil (unexercisable)
-------------------------------------------------------------------------------------------------------------------
William Galine                             0             0          62,500 (exercisable)       Nil (exercisable)
                                                                    62,500 (unexercisable)     Nil (unexercisable
-------------------------------------------------------------------------------------------------------------------
Vahid Rafizadeh(5)                        0             0                  N/A                         N/A
-------------------------------------------------------------------------------------------------------------------
Greigory Park                           360,000        7,200       300,000 (exercisable)       Nil (exercisable)
                                                                   140,000 (unexercisable)     35,000 (unexercisable)
-------------------------------------------------------------------------------------------------------------------

(1)  Based on NASD OTCBB closing price on the date of exercise.

(2) In-the-money options are those where the market value of the underlying securities at the fiscal year-end exceeds the exercise price of the options. The closing price of the Company's shares on December 29, 2000, being the last day the Company's shares traded during 2000 on the NASD Over the Counter Bulletin Board, was $0.25.

(3) Includes Options to purchase common shares within 60 days after December 31, 2000

(4) Mr. McElwee was terminated on August 10, 2000 and the options terminated unexercised.

(5) Mr. Rafizadeh was terminated on November 21, 2000 and the options terminated unexercised

(6) Consists of vested options exercisable to acquire 140,000 shares of common stock at $0.09 per share.


Compensation of Advisory Council Members

     Advisory Council Members do not currently receive cash compensation from Pawnbroker.com for their services as members of the Board of Directors, although they may be reimbursed for certain expenses in connection with attendance at council member meetings and for their efforts as council members. From time to time, certain of our council members have received grants of options to purchase shares of our common stock pursuant to the 1999 Stock Option Plan. As of December 31, 2000, we grant options exercisable to acquire a total of 82,000 shares of our common stock to members of our Advisory Council.

     During our fiscal year ended  December 31, 2000, the Board of Directors was
responsible  for  establishing   compensation   policy  and   administering  the
compensation programs of our executive officers.

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


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Beneficial Ownership at December 31, 2000

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2000 (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


                                 Name and Address of          Amount and Nature of
        Title of Class           Beneficial Owner             Beneficial Ownership        Percentage of Class(1)
------------------------------------------------------------------------------------------------------------------
                                William Galine                      3,120,100(2)                   15.0%
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Cheryl Schlader(3)                  3,390,734(3)                   16.3%
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Joseph Schlader                     3,390,734(4)(5)                16.3%
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Greigory Park (8)                     140,000(6)                     *
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Officers and Directors as           6,650,834(7)                   31.6%
         Common Stock           a Group
------------------------------------------------------------------------------------------------------------------

(1) Based on an aggregate of 20,703,567 shares outstanding as of December 31, 2000.
(2) Includes 3,057,600 shares and 62,500 shares acquirable upon the exercise of options within sixty days of December 31, 2000. Does not include 62,500 shares acquirable upon the exercise of options, which vest as to 3,472 shares on the 12th day of each calendar month.
(3) Joseph Schlader and Cheryl Schlader are husband and wife. As such, each would be deemed to be the beneficial owner the other's shares. Includes 1,674,534 shares of common stock owned by Joseph Schlader.
(4) Joseph Schlader and Cheryl Schlader are husband and wife. As such, each would be deemed to be the beneficial owner the other's shares. Includes 1,591,200 shares of common stock owned by Cheryl Schlader.
(5) Includes 125,000 shares acquirable upon the exercise of options within sixty days of March 31, 2000. Does not include 125,000 shares acquirable upon the exercise of options, which vest as to 6,944 shares on the 12th day of each calendar month for two consecutive years.
(6) Representing 140,000 shares acquirable upon the exercise of vested stock options as of December 31, 2001. Mr. Park has options exercisable to acquire 300,000 shares of our common stock, which vest according to the following schedule: one third of the options granted shall vest on March 9, 2001. Thereafter, one thirty-sixth of the options granted shall vest on the 9th day of each calendar month for two consecutive years.
(7) Includes 6,323,334 shares and 327,500 shares acquirable upon the exercise of vested stock option exercisable within 60 days of December 31, 2000.
*    Less than 1%.


     Beneficial Ownership at May 15, 2001

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.015 on May 11, 2001. Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 20,000,000 shares to BWI Avionics Ltd., 6,000,000 shares to Granite Communications Inc., and 4,000,000 shares to Eurogrowth Investments Ltd. The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 15, 2001 (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                 Name and Address of          Amount and Nature of
        Title of Class           Beneficial Owner             Beneficial Ownership        Percentage of Class(1)
------------------------------------------------------------------------------------------------------------------
                                William Galine                      3,133,988(2)                   6.6%
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Cheryl Schlader(3)                  3,418,510(3)                   7.2%
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Joseph Schlader                     3,418,510(4)(5)                7.2%
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Greigory Park (8)                     425,000(6)                     *
                                85 Keystone, Suite A
         Common Stock           Reno, Nevada 89503
------------------------------------------------------------------------------------------------------------------
                                Officers and Directors as           6,977,498(7)                   14.4%
         Common Stock           a Group
------------------------------------------------------------------------------------------------------------------
         Common Stock           BWI Avionics Ltd.                  20,000,000                      42.0%
                                P.O. Boix 599, Caribbean Place,
                                Providenciales, Turks
         Common Stock           and Caicos Islands, BWI
------------------------------------------------------------------------------------------------------------------
                                Granite Communications Inc.         6,000,000                      12.6%
                                Tropicana Plaza, Temple
         Common Stock           Building, Providenciales,
                                Turks and Caicos Islands,
                                BWI
------------------------------------------------------------------------------------------------------------------
                                Eurogrowth Investments Ltd.         4,000,000                       8.4%
                                The Sea Meadow House,
         Common Stock           Blackburn Highway,
                                Roadtown, Tortola, British
                                Virgin Islands, BVI
------------------------------------------------------------------------------------------------------------------

1)   Based on an aggregate of 47,654,750 shares outstanding as of May 15, 2001.
2) Includes 3,057,600 shares and 76,388 shares acquirable upon the exercise of options within sixty days of May 15, 2001. Does not include 48,612 shares acquirable upon the exercise of options, which vest as to 3,472 shares on the 12th day of each calendar month.
3) Joseph Schlader and Cheryl Schlader are husband and wife. As such, each would be deemed to be the beneficial owner the other's shares. Includes 1,674,534 shares of common stock and 152,776 shares acquirable upon the exercise of options within sixty days of March 31, 2001 held by Joseph Schlader.
4) Joseph Schlader and Cheryl Schlader are husband and wife. As such, each would be deemed to be the beneficial owner the other's shares. Includes 1,591,200 shares of common stock owned by Cheryl Schlader.
5) Includes 152,776 shares acquirable upon the exercise of options within sixty days of March 31, 2001. Does not include 97,224 shares acquirable upon the exercise of options, which vest as to 6,944 shares on the 12th day of each calendar month for two consecutive years.
6) Consists of vested options exercisable to acquire common stock within 60 days of May 15, 2001. Mr. Park has options exercisable to acquire 300,000 shares of our common stock, which vest according to the following schedule: one third of the options granted shall vest on March 9, 2001. Thereafter, one thirty-sixth of the options granted shall vest on the 9th day of each calendar month for two consecutive years
7) Includes 6,323,334 shares and 654,164 shares acquirable upon the exercise of vested stock option exercisable within 60 days of December 31, 2000.
*    Less than 1%.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Joseph Schlader, a director and our President, and William Galine, a director and our Vice President, are directors of Pacific Pawnbrokers. Mr. Galine is also an officer of Pacific Pawnbrokers. Pacific Pawnbrokers has agreed to assist us in testing our Pawnbroker.com software. Pacific Pawnbrokers participated in the beta test launch of our Pawnbroker.com web site and be a participating pawnshop during the initial soft launch of our site in the fourth quarter of 1999. Pacific Pawnbrokers also posted merchandise for sale on our web site. Pacific Pawnbrokers offered and sold merchandise on the same terms as other participating pawnshops.

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

     We obtained a one million dollar ($1,000,000) loan from BWI Avionics Ltd. under an oral agreement. The Company issued a note with interest payable at the rate of twelve percent (12%) per annum. The Note is due and payable May 1, 2001, with the option of extending the term upon the agreement of BWI Avionics Ltd., William Galine, and Joseph Schlader. Each of William Galine and Joseph Schlader personally guaranteed $500,000 of the note. The Company drew down the loan for the purpose of purchasing certain equipment.

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

    3.1(1) Certificate of Incorporation of Digital Sign Corporation filed February 13, 1998.

    3.2(1) Certificate of Amendment of Digital Sign Corporation filed June 10, 1999.

    3.3(3)          Certificate of Amendment of Pawnbroker.com,  Inc. filed June
                    1, 2000.

   Exhibit
   Number           Description
   ------           -----------
    3.5(1)          Bylaws of Digital  Sign  Corporation.  (Previously  filed as
                    Exhibit 3.3 to Form 10)

    3.6(3)          Amended and Restated Bylaws of Pawnbroker.com, Inc.

    5.1             Opinion of Dorsey & Whitney LLP

   10.1(1)          Form  of  Private  Placement  Subscription  Agreement  dated
                    February 1998.

   10.2(1)          Contribution   Agreement   by  and  between   Digital   Sign
                    Corporation and Cameron Woodbridge dated May 19, 1999.

   10.3(1)          Subscription Agreement by and between  Pawnbroker.com,  Inc.
                    and Packard Financial Group Inc. dated June 14, 1999

   10.4(1) Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999

   10.5(1) 85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999

   10.6(1)          Design   and   Development    Agreement   by   and   between
                    Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

   10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

   10.8(2) Lease Agreement by and between Pawnbroker.com, Inc. and Don Pearlman Joint Venture Six dated December 2, 1999

   10.9(2) Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999

   10.10(2) Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999

   10.11(2) Employment Agreement by and between Pawnbroker.com, Inc. and William Galine effective June 13, 1999

   10.12(2) Employment Agreement by and between Pawnbroker.com, Inc. and Vahid Rafizadeh

   10.13(2)         Severance    and   Release    Agreement   by   and   between
                    Pawnbroker.com,  Inc. and Daniel  McElwee  effective May 18,
                    2000

   10.14(2) Letter Agreement by and between Pawnbroker.com, Inc. and Jefferies & Co., Inc. dated December 1, 1999

   10.15(2) 12% Promissory Note in the Principal Amount of $1,000,000 dated April 26, 2000 issued to BWI Avionics, Ltd.

   10.16(2)         Agreement   by  and   between   Pawnbroker.com,   Inc.   and
                    RedTagOutlet.com, Inc. dated May 10, 2000

   10.17(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

   10.18(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

   10.19(4) Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

   10.20(4) Registration Rights Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

   10.21(4)         Escrow Agreement related to the Loan Agreement dated June 7,
                    2000

   10.22(4)         Form of 9% Convertible Debenture issued to Lamothe Investing
                    Corp.

   Exhibit
   Number           Description
   ------           -----------
   10.23(4)         Form of Warrant issued to Lamothe Investing Corp.

   10.29(3)         Amended and Restated Stock Option Plan, filed June 1, 2000.

   10.30(5)         Common   Stock    Purchase    Agreement   by   and   between
                    Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000

   10.31(5) Registration Rights Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000

   10.32(5) Escrow Agreement related to the Common Stock Purchase Agreement dated July 6, 2000

   10.33(5)         Form of Warrant issued to Gestrow Investments Limited

   10.34(5)         Form of Warrant issued to Ladenburg Thalmann & Co.  Inc.

   10.35(5)         Letter Agreement dated July 7, 2000

   10.36(5)         Promissory Note issued to Ladenburg Thalmamm & Co. Inc.

   10.37(5)         Letter Agreement with Gestrow  Investment Limited dated July
                    19, 2000

   10.38(6) Sales and Fulfillment Agreement dated September 2000, by and between Jewelry Edge and Pawnbroker.com, Inc. (filed as
                    Exhibit 10.1)

   10.39(6) Subscription Agreement related to August 11, 2000 unit private placement. (filed as Exhibit 10.2)

   10.40(6)         Strategic  Alliance  Agreement,   dated  October  18,  2000,
                    between   First   Cash   Financial   Services,    Inc.   and
                    Pawnbroker.com, Inc. (filed as Exhibit 10.3)

   10.41(6) Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)

   10.42(6)         Strategic  Alliance  Agreement,   dated  October  18,  2000,
                    between   First   Cash   Financial   Services,    Inc.   and
                    Pawnbroker.com, Inc. (filed as Exhibit 10.3)

   10.43(6) Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)

   10.44 18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.

   10.45            Form of  Subscription  Agreement  dated May 11,  2001 - Note
                    Conversion

   21.1(1)          Subsidiaries of the Registrant

   23.1             Consent and Acknowledgement of Davidson & Co.
------------------------
(1)  Previously filed September 1, 1999 on Form 10.
(2)  Previously filed October 13, 1999 on Form 10/A.
(3)  Previously filed on June 1, 2000 on Form 8-K.
(4)  Previously filed on June 30, 2000 on Form 10-K.
(5)  Previously filed on July 31, 2000 on Form S-1.
(6)  Previously filed on November 14, 2000 on Form 10-Q.

     (b)  Reports on Form 8-K


          June 1, 2000

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Auditors' Report to the Shareholders................................         F-2


Consolidated Balance Sheets.........................................         F-3


Consolidated Statements of Operations and Deficit...................         F-4


Consolidated Statements of Cash Flows...............................         F-5


Notes to the Consolidated Financial Statements......................         F-7

                                                                A Partnership of
                                                      Incorporated Professionals
DAVIDSON & COMPANY=========Chartered Accountants================================



                          INDEPENDENT AUDITORS' REPORT




To the Directors and Stockholders of
Pawnbroker.com, Inc.
 (A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Pawnbroker.com, Inc. (A Development Stage Company) as at December 31, 2000, March 31, 2000 and March 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from April 1, 2000 to December 31, 2000, the years ended March 31, 2000, the period from February 5, 1999 to March 31, 1999, and the period from February 5, 1999 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Pawnbroker.com, Inc. (A Development Stage Company) as at December 31, 2000, March 31, 2000 and March 31, 1999 and the results of its operations and its cash flows for the period from April 1, 2000 to December 31, 2000, the year ended March 31, 2000, the period from February 5, 1999 to March 31, 1999, and the period from February 5, 1999 to December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Pawnbroker.com, Inc. (A Development Stage Company) will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ Davidson & Company
Vancouver, Canada                                         Chartered Accountants
May 10, 2001



                          A Member of SC INTERNATIONAL
                          =============================

     Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372,
                Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
                Telephone (604) 687-0947   Fax (604) 687-6172

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                       December 31,         March 31,        March 31,
                                                                               2000              2000             1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                         $     231,763     $     424,678      $          -
    Prepaid expenses                                                            754             6,018                 -
    Accounts receivable                                                           -                 -            80,500
                                                                      --------------    --------------     ------------
                                                                            232,517           430,696           80,500

Deposits                                                                      1,695           205,741                -

Capital assets (Note 4)                                                     615,350           370,770                -

Domain name (Note 5)                                                         59,029            90,279                -
                                                                      --------------    --------------     ------------

Total assets                                                          $     908,591     $   1,097,486      $    80,500
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                          $     815,727     $   1,122,159      $         -
    Notes payable (Note 7)                                                1,500,000                 -                -
                                                                      --------------    --------------     ------------
                                                                          2,315,727         1,122,159                -
                                                                      --------------    --------------     ------------
Stockholders' equity
    Capital stock (Note 9)
       Authorized
         20,000,000 preferred shares with a par value of $0.00001
         50,000,000 common shares with a par value of $0.00001

       Issued and outstanding
         December 31, 2000 - 20,703,567 common shares
         March 31, 2000 - 17,564,750 common shares
         March 31, 1999- 8,500,000 common shares                                208               176               85

    Additional paid-in capital                                            7,634,596         4,681,260           80,415
    Deficit accumulated during the development stage                     (9,041,940)       (4,706,109)               -
                                                                      --------------    --------------     ------------
    Total stockholders' equity                                           (1,407,136)          (24,673)          80,500
                                                                      --------------    --------------     ------------
Total liabilities and stockholders' equity                            $     908,591     $   1,097,486      $    80,500
=======================================================================================================================


History and organization of the Company (Note 1)
Commitments (Note 13)
Subsequent event (Note 16)


              The accompanying  notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================



                                              Cumulative
                                            Amounts From      Period From       Period From                        Period From
                                             February 5,         April 1,          April 1,                        February 5,
                                                 1999 to          2000 to           1999 to       Year Ended           1999 to
                                            December 31,     December 31,      December 31,        March 31,         March 31,
                                                    2000             2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
OPERATING EXPENSES
    Amortization                           $    462,592      $    356,608     $    151,026       $   105,984      $        -
    Contract services                           787,066           310,167          158,868           476,899               -
    Consulting                                  540,991           163,550            9,709           377,441               -
    Finders fee                                  65,000            65,000                -                 -               -
    General and administrative                2,342,311           685,061          570,322         1,657,250               -
    Marketing and related expenses              785,712           485,006          213,635           300,706               -
    Professional fees                           608,014           221,075          114,998           386,939               -
    Rent                                        408,010           229,226          110,646           178,784               -
    Salary and wages                          1,962,944         1,071,004          321,840           891,940               -
    Stock-based compensation                    378,685           285,068                -            93,617               -
    Telephone                                   330,887           271,849           41,771            59,038               -
    Travel and related                          299,687            71,711          205,566           227,976               -
                                           -------------     -------------    -------------      -------------    -------------
                                              8,971,899         4,215,325        1,898,381         4,756,574               -
                                           -------------     -------------    -------------      -------------    -------------
OTHER ITEM
    Interest expense                            146,936           146,936                -                 -               -
    Interest income                             (76,895)          (26,430)         (37,747)          (50,465)              -
                                           -------------     -------------    -------------      -------------    -------------
                                                 70,041           120,506          (37,747)          (50,465)              -
                                           -------------     -------------    -------------      -------------    -------------

Loss for the period                        $ (9,041,940)     $ (4,335,831)    $ (1,860,634)      $(4,706,109)     $        -
===============================================================================================================================
Basic and diluted loss
    per common share (Note 3)                                $      (0.24)    $      (0.13)      $     (0.31)     $        -
===============================================================================================================================
Weighted average number
    of shares of common
    stock outstanding                                          18,232,910       14,866,445        15,220,285       1,124,750
===============================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================




                                                   Cumulative
                                                   Amounts From     Period From    Period From                     Period From
                                                    February 5,        April 1,       April 1,                     February 5,
                                                        1999 to         2000 to        1999 to      Year Ended         1999 to
                                                   December 31,    December 31,   December 31,       March 31,       March 31,
                                                           2000            2000           1999            2000            1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Loss for the period                            $(9,041,940)     $ (4,335,831)  $ (1,860,634)     $ (4,706,109)     $       -
  Items not affecting cash:
    Amortization                                     462,592           356,608        151,026           105,984              -
    Stock-based compensation                         378,685           285,068              -            93,617              -
    Interest accrued on notes payable                102,500           102,500              -                 -              -
    Wage paid by common stock                              -           113,300              -                 -              -

  Net change in non-cash working
    capital items:
    (Increase) decrease in prepaid expenses             (754)            5,264         (3,106)           (6,018)             -
    Increase (decrease) in accounts payable
      and accrued liabilities                        821,339          (408,932)       170,935         1,116,971              -
    (Increase) decrease in accounts receivable        80,500                 -              -            80,500        (80,500)
                                                 ------------     -------------  -------------     -------------     -----------
    Net cash used in operating activities         (7,197,078)       (3,882,023)    (1,541,779)       (3,315,055)       (80,500)
                                                 ------------     -------------  -------------     -------------     -----------
CASH FLOWS FROM
    INVESTING ACTIVITIES
    Purchase of capital assets                    (1,011,971)         (569,938)      (506,048)         (442,033)             -
    Purchase of domain name                         (125,000)                -       (125,000)         (125,000)             -
    Acquisition of cash on purchase
      of subsidiary                                    8,007                 -          8,007             8,007              -
    Increase (decrease) in deposits                   (1,695)          204,046         (1,313)         (205,741)             -
                                                 ------------     -------------  -------------     -------------     -----------
    Net cash used in investing activities         (1,130,659)         (365,892)      (624,354)         (764,767)             -
                                                 ------------     -------------  -------------     -------------     -----------
CASH FLOWS FROM
    FINANCING ACTIVITIES
    Proceeds from issuance of common stock         6,559,500         2,055,000      3,003,000         4,504,500         80,500
    Proceeds from convertible debenture              500,000           500,000              -                 -              -
    Proceeds from note payable                     1,500,000         1,500,000              -                 -              -
                                                 ------------     -------------  -------------     -------------     -----------
    Net cash provided by financing activities      8,559,500         4,055,000      3,003,000         4,504,500         80,500
                                                 ------------     -------------  -------------     -------------     -----------
Change in cash position for the period               231,763          (192,915)       836,867           424,678              -

Cash and cash equivalents, beginning
    of period                                              -           424,678         80,500                 -              -
                                                 ------------     -------------  -------------     -------------     -----------
Cash and cash equivalents, end of period         $   231,763      $    231,763   $    917,367      $    424,678      $       -
================================================================================================================================


Supplemental disclosure with respect to cash flows (Note 12)

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
================================================================================



                                                                                                     Deficit
                                                                                                 Accumulated
                                                        Common Stock               Additional      During the          Total
                                               -------------------------------        Paid-in     Development  Stockholders'
                                                     Shares           Amount          Capital           Stage         Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 1999                                -       $       -      $          -     $         -    $          -

  Common stock issued for cash                   8,500,000              85            80,415               -          80,500
                                                -----------      -----------    -------------    ------------   -------------

Balance, March 31, 1999                          8,500,000              85            80,415               -          80,500

  Capital stock of Pawnbroker.com, Inc.
    at April 6, 1999                             1,124,750              12            26,256               -          26,268

  Deficit of  Pawnbroker.com, Inc. at
    April 6, 1999                                        -               -           (23,261)              -         (23,261)

  Common stock issued pursuant to the
    acquisition of Pawnbroker.com, Inc.
    (Nevada) (Note 6)                            6,240,000              62                 -               -              62

  Common stock issued for cash                   1,300,000              13         3,002,987               -       3,003,000

  Share cancellation                              (250,000)             (2)             (248)              -            (250)

  Common stock issued on exercise of
    share purchase warrants                        650,000               6         1,501,494               -       1,501,500

  Stock-based compensation for options
    issued to consultants and non-
    employees                                            -               -            93,617               -          93,617

  Loss for the year                                      -               -                 -      (4,706,109)     (4,706,109)
                                                -----------      -----------    -------------    ------------   -------------

Balance, March 31, 2000                         17,564,750             176         4,681,260      (4,706,109)        (24,673)

  Common stock issued for conversion of
    convertible debenture                          268,817               3           499,997               -         500,000

  Common stock issued for cash                   1,000,000              10         1,999,990               -       2,000,000

  Common stock issued on exercise of
    stock options                                1,870,000              19           168,281               -         168,300

  Stock-based compensation for options
    issued to consultants and non-
    employees                                            -               -           285,068               -         285,068

  Loss for the period                                    -               -                 -      (4,335,831)     (4,335,831)
                                                -----------      -----------    -------------    ------------   -------------
 Balance, December 31, 2000                     20,703,567       $     208      $  7,634,596     $(9,041,940)   $ (1,407,136)
=============================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


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

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 8,500,000 common shares (Note 6). As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present the financial position of Eriko as at March 31, 1999 and its results of operations from February 5, 1999 to March 31, 1999 and the consolidated financial position of the companies as at December 31, 2000 and March 31, 2000, the results of operations of Eriko for the period from April 1, 2000 to December 31, 2000, the year ended March 31, 2000 and the period from April 1, 1999 to December 31, 1999 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition during the year. The number of shares outstanding at December 31, 2000, March 31, 2000 and 1999 as presented are those of Pawnbroker.com, Inc.

     The Company is a development stage company.

     During the year, the Company changed its business from an on line provider of previously-owned high value merchandise to providing financial services to pawnbrokers.

     During the year, the Company changed its fiscal and reporting year-end to December 31, 2000 from March 31, 2000.


2.   GOING CONCERN

     The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. As of May 10, 2001, the Company has utilized all of its available funding. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financings.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


2.   GOING CONCERN (cont'd.....)

        =====================================================================================================================
                                                                                December 31,       March 31,       March 31,
                                                                                        2000            2000            1999
        ---------------------------------------------------------------------------------------------------------------------
        Deficit accumulated during the development stage                      $   (9,041,940) $   (4,706,109) $           -
        Working capital (deficiency)                                              (2,083,210)       (691,463)         80,500
        =====================================================================================================================


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

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================



3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

     Income taxes (cont'd.....)

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


     Accounting for derivative instruments and hedging activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.


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


     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 2000.


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================



3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

     Financial instruments

     The Company's financial instruments consists of cash and cash equivalents, deposits, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carry values, unless otherwise noted.


4.   CAPITAL ASSETS

        ================================================================================================================
                                                                                            Net Book Value
                                                                           ---------------------------------------------
                                                        Accumulated     December 31,        March 31,       March 31,
                                              Cost     Amortization             2000             2000            1999
        ----------------------------------------------------------------------------------------------------------------
        Furniture and fixtures            $   64,970    $   (17,538)    $    47,432      $    53,723         $      -
        Computer equipment                   666,629       (163,643)        502,986          133,883                -
        Computer software                    275,381       (214,315)         61,066          181,164                -
        Leasehold improvements                 4,990         (1,124)          3,866            2,000                -
                                          -----------   ------------    -----------      ------------        -----------
                                          $1,011,970    $  (396,620)    $   615,350      $   370,770         $      -
        ================================================================================================================


     During the year, the Company entered into a lease agreement to lease certain computer equipment. The Company was obligated to pay $13,235 per month for a total term of twenty-four months. Subsequent to the year-end, the Company purchased the equipment and the lease was terminated.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================



5.   DOMAIN NAME

    ===========================================================================================
                                                  December 31,       March 31,        March 31,
                                                          2000            2000             1999
    -------------------------------------------------------------------------------------------
    Domain name                                 $    125,000     $    125,000        $      -
    Less:  Accumulated amortization                  (65,971)         (34,721)              -
                                                -------------    -------------       ----------
    Net book value                              $     59,029     $     90,279        $      -
    ===========================================================================================


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


7.   NOTES PAYABLE

    =====================================================================================================================
                                                                        December 31,         March 31,         March 31,
                                                                                2000              2000              1999
    ---------------------------------------------------------------------------------------------------------------------
    Line of credit from BWI Avionics Ltd.,  bearing interest at
        12% per annum,  due and payable on April 26, 2001.  The
        note is  personally  guaranteed by two directors of the
        Company up to $500,000 each. The note is secured by the        $   1,000,000     $          -         $       -
        Company's assets (Note 16).

    Promissory note from Granite  Communications  Inc., bearing interest  at 10% per annum,  payable on July 15,  2001.
        The note is secured by the Company's assets. (Note 16)               300,000                -                 -

    Loan payable  from BWI Avionic  Ltd.,  bearing  interest at
        12% per annum, payable on July 15, 2001. The note is                 200,000                -                 -
        secured by the Company's assets (Note 16).
                                                                       --------------    -------------        -----------
                                                                       $   1,500,000     $          -         $       -
    =====================================================================================================================


8.   CONVERTIBLE DEBENTURE

     On June 7, 2000, the Company issued a convertible debenture in the aggregate principal amount of $500,000. The debenture bore interest at 9% per annum and was due and payable on December 7, 2001. On September 7, 2000, the total convertible debenture was converted into 268,817 common shares of the Company at a price of $1.86 per share. Interest expense of $9,625 was accrued and paid.

     The debenture holder received warrants to purchase 58,824 common shares of the Company at $4.89 per share at any time prior to September 7, 2003. A finder's fee of $65,000 was paid in connection with the issuance of the debenture.

9.   CAPITAL STOCK

     On April 6, 1999, Pawnbroker acquired all the issued and outstanding share capital of Eriko Internet Inc. As consideration, Pawnbroker issued 34,000,000 (8,500,000 post consolidation) common shares for cash proceeds of $80,500.

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


9.   CAPITAL STOCK (cont'd.....)

     On June 23, 1999, the Company issued 1,300,000 units through a private placement at a price of $2.31 per unit, for total proceeds of $3,003,000. Each unit consisted of one common share and one-half of a share purchase warrant. One full share purchase warrant entitled the holder to acquire one additional common share at a price of $2.31 per share until September 23, 2000 and at a price of $2.90 per share until September 23, 2001. These share purchase warrants were exercised during the year ended March 31, 2000 for total proceeds of $1,501,500.

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

     On September 7, 2000, the Company converted the 9% convertible debenture in the aggregate principal amount of $500,000 into 268,817 common shares of the Company at a price of $1.86 per share.

     In December, 2000 the Company issued 1,870,000 sharess of common shares upon exercise of stock options at a price of $0.09 per share.


10.  STOCK OPTIONS AND WARRANTS

     At December 31, 2000, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

        ==============================================================================================================
             Number                       Exercise
          of Shares                          Price        Expiry Date
        --------------------------------------------------------------------------------------------------------------
            250,000                        $  6.75        November 1, 2002
            150,000                           6.75        3 years from the date when the Company receives a
                                                          specified amount of financing in private or public
                                                          offerings after November 1, 1999
             82,000                           6.75        September 1, 2002
            959,093      ranging from 4.50 to 8.13        3 years from the initial vesting dates of the stock
                                                          options, over periods ranging from September 13, 2002 to
                                                          March 15, 2003
             50,000                           1.53        September 25, 2003
        ==============================================================================================================

        The following warrants were outstanding at December 31, 2000:

        ========================================================================
             Number                       Exercise
          of Shares                          Price        Expiry Date
        ------------------------------------------------------------------------
          1,000,000                         $ 3.00        August 10, 2001
             72,000                           6.75        May 10, 2003
             58,824                           4.89        June 7, 2003
            334,262                           3.59        July 7, 2003
          1,500,000                           2.00        October 11, 2005
        ========================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


11.  STOCK BASED COMPENSATION EXPENSE

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

     Following is a summary of the stock option activity:

     ===========================================================================
                                                                       Weighted
                                                                        Average
                                                         Number        Exercise
                                                      of Shares           Price
     ---------------------------------------------------------------------------
     Outstanding at March 31, 1999                            -       $       -
         Granted                                        400,000            6.75
         Forfeited                                            -               -
         Exercised                                            -               -
                                                   ------------
     Outstanding at March 31, 2000                      400,000            6.75
         Granted                                      4,896,665            4.09
         Forfeited                                   (1,935,572)           7.10
         Exercised                                   (1,870,000)           0.09
                                                   ------------
     Outstanding at December 31, 2000                 1,491,093       $    7.74
     ===========================================================================

     The weighted average fair value of options granted to non-employees during the current period was $6.26 per share.

     Following is a summary of the status of options outstanding at December 31, 2000:

     ====================================================================================================================
                                               Outstanding Options                                  Exercisable Options
                                    -------------------------------------------                  ------------------------
                                                                Weighted
                                                                 Average      Weighted                           Weighted
                                                               Remaining       Average                            Average
                                                             Contractual      Exercise                           Exercise
     Exercise Price                                Number           Life         Price             Number           Price
     ---------------------------------------------------------------------------------------------------------------------
     $ 6.75                                       400,000          2.67          $ 6.75           250,000         $ 6.75
     Range from $4.50 to $8.13                    959,093          2.05            6.71           174,667           6.31
     $6.75                                         82,000          2.17            6.75            27,334           6.75
     $1.53                                         50,000          2.98            1.53                -            1.53
     ====================================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


11.  STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     Compensation

     The Company  granted  132,000  (March 31, 2000 - 400,000;  March 31, 1999 -
     Nil) options to consultants and non-employees during the current period which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended December 31, 2000 - $285,068 (March 31, 2000 - $93,617; December 31, 1999 - $Nil; March
     31, 1999 - $Nil).

     The Company granted 4,764,665 options to employees during the current period, of which 1,935,572 were subsequently terminated and 1,870,000 were exercised. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating the remaining 959,093 options granted to employees been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

    =====================================================================================================================
                                                        Period From       Period From                        Period From
                                                           April 1,          April 1,                        February 5,
                                                            2000 to           1999 to       Year Ended           1999 to
                                                       December 31,      December 31,        March 31,         March 31,
                                                               2000              1999             2000              1999
                                                                           (Unaudited)
    ---------------------------------------------------------------------------------------------------------------------
    Loss for the period
        As reported                                   $ (4,335,831)     $ (1,860,634)     $ 4,706,109           $      -
                                                    =====================================================================
        Pro-forma                                     $ (7,978,011)     $ (1,860,634)     $ 4,706,109           $      -
                                                    =====================================================================
    Basic and diluted loss per share
        As reported                                   $      (0.24)     $     (0.13)      $     (0.31)          $      -
                                                    =====================================================================
        Pro-forma                                     $      (0.44)     $     (0.13)      $     (0.31)          $      -
    =====================================================================================================================


     The fair value of each option granted is estimated using the Black-Scholes Model. The assumptions used in calculating fair values are as follows:

     ======================================================================================================
                                          Period From       Period From                        Period From
                                             April 1,          April 1,                        February 5,
                                              2000 to           1999 to       Year Ended           1999 to
                                         December 31,      December 31,        March 31,         March 31,
                                                 2000              1999             2000              1999
     ------------------------------------------------------------------------------------------------------
                                                            (Unaudited)
     Risk-free interest rate                   6.51%              -               5.94%              -
     Expected life of the options            3 years              -              1 year              -
     Expected volatility                     161.15%              -                 32%              -
     Expected dividend yield                                      -                  -               -
     ======================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


12.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

    ===================================================================================================
                                          Period From      Period From                     Period From
                                             April 1,         April 1,                     February 5,
                                              2000 to          1999 to      Year Ended         1999 to
                                         December 31,     December 31,       March 31,       March 31,
                                                 2000             1999            2000            1999
                                                            (Unaudited)
    ---------------------------------------------------------------------------------------------------
    Cash paid for income taxes             $        -       $      -         $      -        $      -
    Cash paid for interest                     44,436              -                -               -
    ===================================================================================================


     Non-cash investing and financing transactions during the period from April 1, 2000 to December 31, 2000 were as follows:

     a) During the period, employee stock options were exercised to acquire 1,258,889 common shares at a price of $0.09 per share to settle outstanding wages in the amount of $113,300.


     Non-cash investing and financing transactions during the period from April 1, 1999 to December 31, 1999 were as follows:

     a) The Company issued 8,500,000 shares of common stock at a deemed value of $3,007 to acquired 100% of the outstanding shares of Eriko.

     b) The Company issued 6,240,000 shares of common stock at a deemed value of $62 to acquire 100% of the outstanding shares of Pawnbroker-Nevada.

     c) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250.


     Non-cash investing and financing transactions during the year ended March 31, 2000 were as follows:

     a) The Company issued 8,500,000 shares of common stock at a deemed value of $3,007 to acquire 100% of the outstanding shares of Eriko.

     b) The Company issued 6,240,000 shares of common stock at a deemed value of $62 to acquire 100% of the outstanding shares of Pawnbroker-Nevada.

     c) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250.


     There were no non-cash investing and financing transactions during the period from February 5, 1999 to March 31, 1999.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


13.  COMMITMENTS

     a) The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

           Future annual lease payments are as follows:

                2001                                        $     542,443
                2002                                               89,518
                2003                                               24,224
                2004                                                1,230

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

     c) The Company has formed a Stock Option Plan ("Plan") under which it may grant stock options to employees and officers to acquire up to a total of 8,000,000 shares of the Company's common stock, at a price to be determined by the Plan administrator.

     d) The Company entered into a lease agreement commencing on April 1, 2000, to lease certain computer equipment, whereby the Company was obligated to pay $13,235 per month for a total term of 24 months. The total equipment costs are $326,657. Subsequent to the year end, the Company purchased the equipment and the lease was terminated.

     e) On October 11, 2000, the Company entered into a preliminary strategic alliance agreement with First Cash Financial Services, Inc. ("First Cash") whereby First Cash will offer merchandise from its inventories for sale on the Company's websites pursuant to a co-operative marketing arrangement. The Company agreed to issue First Cash up to a total of 1,500,000 common shares of the Company and three different classes of warrants as consideration for the co-operative marketing arrangement. Each warrant entitles the holder to acquire 500,000 common shares of the Company at $2.00 per share, subject to certain adjustments based on the market price for such common shares at the time of exercise.


14.  RELATED PARTY TRANSACTION

     During the year ended March 31, 2000, the Company paid $125,000 to a company controlled by two officers and directors for purchase of the Company's domain name.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
================================================================================


15.  INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of $9,041,940 in operating losses which expire as follows:

           2020                                    $     9,041,940
                                                   ===============

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

     =================================================================================================================
                                                        Period From     Period From                       Period From
                                                           April 1,        April 1,                       February 5,
                                                            2000 to         1999 to       Year Ended          1999 to
                                                       December 31,    December 31,        March 31,        March 31,
                                                               2000            1999             2000             1999
                                                                        (Unaudited)
     -----------------------------------------------------------------------------------------------------------------
     U.S. federal statutory graduated rate                  15.00%           15.00%          15.00%           15.00%
     State income tax rate, net of federal benefit           7.00%            7.00%           7.00%            7.00%
     Net operating loss for which no tax benefit
         is currently available                            (22.00%)         (22.00%)        (22.00%)         (22.00%)
                                                         -----------     ------------     ------------      -----------
                                                             0.00%            0.00%           0.00%            0.00%
     =================================================================================================================

     At December 31, 2000, deferred taxes consisted of a net tax asset of $3,074,260 due to operating loss carryforwards of $9,041,940, which was fully allowed for in the valuation allowance of $3,074,260. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the period from April 1, 2000 to December 31, 2000 was $1,474,183. Net operating loss carryforwards will expire in 2020.

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


16.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2000, the following events occurred:

     a) The Company has reached agreement in principal to settle allegations of breach of contract and wrongful termination with respect to two former officers of the Company by paying $52,500 and assigning certain computer equipment.

     b) On March 1, 2000, the Company terminated facilitating transactions on their website and suspended business operations.

     c) The Company entered into negotiations to settle notes payabe in the amount of $1,500,000 (Note 7) by issuing 30,000,000 shares of common stock at a value of $0.05 per share.

     d) On April 19, 2001, the Company obtained a bridge loan in the amount of $100,000. The promissory note bears interest at the rae of 18% per annum and is due July 19, 2001.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Galine and Joseph Schlader, as his true and lawful attorney-in-fact and agent with full power of substitution and substitution, for him and in his name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, grant unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2001

                                         PAWNBROKER.COM, INC.

                                         /s/ Joseph Schlader
                                         ---------------------------------------
                                         President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                     Date
          ---------                         -----                     ----


/s/ Joseph Schlader                 President and Chairman          May 15, 2001
-------------------------------     of the Board
Joseph Schlader                     (Principal Executive Officer)


/s/ William Galine                  Vice President and Director     May 15, 2001
-------------------------------
William Galine


/s/ Greigory Park                   Chief Financial Officer         May 15, 2001
-------------------------------     (Principal Financial Officer
Greigory Park                       and Accounting Officer)

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

    3.1(1) Certificate of Incorporation of Digital Sign Corporation filed February 13, 1998.

    3.2(1) Certificate of Amendment of Digital Sign Corporation filed June 10, 1999.

    3.3(3)          Certificate of Amendment of Pawnbroker.com,  Inc. filed June
                    1, 2000.

    3.5(1)          Bylaws of Digital  Sign  Corporation.  (Previously  filed as
                    Exhibit 3.3 to Form 10)

    3.6(3)          Amended and Restated Bylaws of Pawnbroker.com, Inc.

    5.1             Opinion of Dorsey & Whitney LLP

   10.1(1)          Form  of  Private  Placement  Subscription  Agreement  dated
                    February 1998.

   10.2(1)          Contribution   Agreement   by  and  between   Digital   Sign
                    Corporation and Cameron Woodbridge dated May 19, 1999.

   10.3(1)          Subscription Agreement by and between  Pawnbroker.com,  Inc.
                    and Packard Financial Group Inc. dated June 14, 1999

   10.4(1) Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999

   10.5(1) 85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999

   10.6(1)          Design   and   Development    Agreement   by   and   between
                    Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

   10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

   10.8(2) Lease Agreement by and between Pawnbroker.com, Inc. and Don Pearlman Joint Venture Six dated December 2, 1999

   10.9(2) Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999

   10.10(2) Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999

   10.11(2) Employment Agreement by and between Pawnbroker.com, Inc. and William Galine effective June 13, 1999

   10.12(2) Employment Agreement by and between Pawnbroker.com, Inc. and Vahid Rafizadeh

   Exhibit
   Number           Description
   ------           -----------
   10.13(2)         Severance    and   Release    Agreement   by   and   between
                    Pawnbroker.com,  Inc. and Daniel  McElwee  effective May 18,
                    2000

   10.14(2) Letter Agreement by and between Pawnbroker.com, Inc. and Jefferies & Co., Inc. dated December 1, 1999

   10.15(2) 12% Promissory Note in the Principal Amount of $1,000,000 dated April 26, 2000 issued to BWI Avionics, Ltd.

   10.16(2)         Agreement   by  and   between   Pawnbroker.com,   Inc.   and
                    RedTagOutlet.com, Inc. dated May 10, 2000

   10.17(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

   10.18(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

   10.19(4) Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

   10.20(4) Registration Rights Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

   10.21(4)         Escrow Agreement related to the Loan Agreement dated June 7,
                    2000

   10.22(4)         Form of 9% Convertible Debenture issued to Lamothe Investing
                    Corp.
   10.23(4)         Form of Warrant issued to Lamothe Investing Corp.

   10.29(3)         Amended and Restated Stock Option Plan, filed June 1, 2000.

   10.30(5)         Common   Stock    Purchase    Agreement   by   and   between
                    Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000

   10.31(5) Registration Rights Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000

   10.32(5) Escrow Agreement related to the Common Stock Purchase Agreement dated July 6, 2000

   10.33(5)         Form of Warrant issued to Gestrow Investments Limited

   10.34(5)         Form of Warrant issued to Ladenburg Thalmann & Co.  Inc.

   10.35(5)         Letter Agreement dated July 7, 2000

   10.36(5)         Promissory Note issued to Ladenburg Thalmamm & Co. Inc.

   10.37(5)         Letter Agreement with Gestrow  Investment Limited dated July
                    19, 2000

   10.38(6) Sales and Fulfillment Agreement dated September 2000, by and between Jewelry Edge and Pawnbroker.com, Inc. (filed as
                    Exhibit 10.1)

   10.39(6) Subscription Agreement related to August 11, 2000 unit private placement. (filed as Exhibit 10.2)

   10.40(6)         Strategic  Alliance  Agreement,   dated  October  18,  2000,
                    between   First   Cash   Financial   Services,    Inc.   and
                    Pawnbroker.com, Inc. (filed as Exhibit 10.3)

   Exhibit
   Number           Description
   ------           -----------
   10.41(6)         Form of  Warrant  issued to First Cash  Financial  Services,
                    Inc. (filed as Exhibit 10.4)

   10.42(6)         Strategic  Alliance  Agreement,   dated  October  18,  2000,
                    between   First   Cash   Financial   Services,    Inc.   and
                    Pawnbroker.com, Inc. (filed as Exhibit 10.3)

   10.43(6) Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)

   10.44 18% Promissory Note in the Principal Amount of $100,000 dated April 19, 2001 issued to Edward Romano.

   10.45            Form of  Subscription  Agreement  dated May 11,  2001 - Note
                    Conversion

   21.1(1)          Subsidiaries of the Registrant

   23.1             Consent and Acknowledgement of Davidson & Co.
------------------------
(1)  Previously filed September 1, 1999 on Form 10.
(2)  Previously filed October 13, 1999 on Form 10/A.
(3)  Previously filed on June 1, 2000 on Form 8-K.
(4)  Previously filed on June 30, 2000 on Form 10-K.
(5)  Previously filed on July 31, 2000 on Form S-1.
(6)  Previously filed on November 14, 2000 on Form 10-Q.