Form 10-Q
period 2001-03-31
PAWNBROKER COM INC
filed 2001-05-21
CIK 1058154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________.

                         Commission file number 0-27215

                              PAWNBROKER.COM, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        33-0794473
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                              85 Keystone, Suite B
                                  Reno, Nevada
                                      89503
                    (Address of principal executive offices)

                                 (775) 332-5048
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of outstanding common shares, no par value, of the Registrant at:
                           March 31, 2001: 20,803,567
                            May 18, 2001: 50,803,567

                              PAWNBROKER.COM, INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended March 31, 2001



                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION...........................................................1
         ITEM 1.  FINANCIAL STATEMENTS...................................................1

         CONSOLIDATED BALANCE SHEETS ....................................................1
         CONSOLIDATED STATEMENTS OF OPERATIONS ..........................................2
         CONSOLIDATED STATEMENTS OF CASH FLOWS ..........................................3
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY .................................4
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS .................................5

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..............................................16
         ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............24

PART II - OTHER INFORMATION..............................................................24
         ITEM 1.  LEGAL PROCEEDINGS......................................................24

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................24

         ITEM 5.  OTHER INFORMATION......................................................25

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................26

SIGNATURES...............................................................................28


PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
================================================================================


                                                                                           March 31,      December 31,
                                                                                                2001              2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                           $     52,817     $    231,763
    Due from related parties (Note 12)                                                        90,374               -
    Prepaid expenses                                                                              -               754
                                                                                        -------------    -------------
                                                                                             143,191          232,517
Deposits                                                                                       1,695            1,695
Capital assets (Note 4)                                                                      235,556          615,350
Domain name (Note 5)                                                                          48,612           59,029
                                                                                        -------------    -------------
Total assets                                                                            $    429,054      $    908,591
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                                            $    619,110     $    815,727
    Notes payable (Note 6)                                                                 1,500,000        1,500,000
                                                                                        -------------    -------------
                                                                                           2,119,110        2,315,727
Stockholders' equity
    Capital stock (Note 7)
       Authorized
              20,000,000  preferred shares with a par value of $0.00001
              50,000,000  common shares with a par value of $0.00001
       Issued and outstanding
          March 31, 2001 - 20,803,567 common shares
          December 31, 2000 - 20,703,567 common shares                                           209              208
    Additional paid-in capital                                                             7,643,595        7,634,596
    Deficit accumulated during the development stage                                      (9,333,860)      (9,041,940)
                                                                                        -------------    -------------
    Total stockholders' equity                                                            (1,690,056)      (1,407,136)
                                                                                        -------------    -------------
Total liabilities and stockholders' equity                                              $    429,054     $    908,591
=======================================================================================================================


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



                                                                                 Cumulative
                                                                               Amounts From
                                                                                February 5,      Three Month       Three Month
                                                                                    1999 to     Period Ended      Period Ended
                                                                                  March 31,        March 31,         March 31,
                                                                                       2001             2001              2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
    Amortization                                                              $    525,237       $    62,645      $   (45,042)
    Contract services                                                              787,066                -           318,031
    Consulting                                                                     543,348             2,357          367,732
    Finders fee                                                                     65,000                -                -
    General and administrative                                                   2,354,162            11,851        1,086,928
    Marketing and related expenses                                                 785,712                -            87,071
    Professional fees                                                              636,183            28,169          271,941
    Recovery of operating expenses                                                (218,429)         (218,429)              -
    Rent                                                                           443,054            35,044           68,138
    Salary and wages                                                             2,009,291            46,347          570,100
    Stock-based compensation                                                       378,685                -            93,617
    Telephone                                                                      353,513            22,626           17,267
    Travel and related                                                             309,308             9,621           22,410
                                                                              -------------      ------------     ------------
                                                                                (8,972,130)             (231)      (2,858,193)
                                                                              -------------      ------------     ------------
OTHER ITEMS
    Interest expense                                                              (190,436)          (43,500)              -
    Interest income                                                                 79,526             2,631           12,718
    Loss on disposal of capital assets                                            (180,146)         (180,146)              -
    Write-off of capital assets                                                    (70,674)          (70,674)              -
                                                                              -------------      ------------     ------------
                                                                                  (361,730)         (291,689)          12,718
                                                                              -------------      ------------     ------------

Loss for the period                                                           $ (9,333,860)      $  (291,920)     $(2,845,475)
===============================================================================================================================
Basic and diluted loss per common share (Note 3)                                                 $     (0.01)     $     (0.17)
===============================================================================================================================
Weighted average number of shares of common stock outstanding                                     20,770,234       17,243,321
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


                                                                                Cumulative
                                                                              Amounts From
                                                                               February 5,      Three Month       Three Month
                                                                                   1999 to     Period Ended      Period Ended
                                                                                 March 31,        March 31,         March 31,
                                                                                      2001             2001              2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $  (9,333,860)      $  (291,920)     $ (2,845,475)
    Items not affecting cash:
       Amortization                                                               525,237            62,645          (45,042)
       Stock-based compensation                                                   378,685                -            93,617
       Loss on disposal of assets                                                 180,146           180,146               -
       Recovery of operating expenses                                            (218,429)         (218,429)              -
       Interest accrued on notes payable                                          146,000            43,500               -
       Write-off of capital assets                                                 70,674            70,674               -

    Net change in non-cash working capital items:
       Increase in receivable                                                      80,500                -                -
       Due from related parties                                                   (81,374)          (81,374)              -
       (Increase) decrease in prepaid expenses                                         -                754           (2,912)
       Increase in accounts payable and accrued liabilities                       799,651           (21,688)         946,036
                                                                             -------------      ------------     ------------
    Net cash used in operating activities                                      (7,452,770)         (255,692)      (1,853,776)
                                                                             -------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                 (1,011,971)               -                -
    Purchase of domain name                                                      (125,000)               -                -
    Acquisition of cash on purchase of subsidiary                                   8,007                -                -
    Proceeds from disposal of capital assets                                       76,746            76,746           64,015
    Increase (decrease) in deposits                                                (1,695)               -          (204,428)
                                                                             -------------      ------------     ------------
    Net cash provided by (used in) investing activities                        (1,053,913)           76,746         (140,413)
                                                                             -------------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debenture                                           500,000                -                -
    Proceeds from notes payable                                                 1,500,000                -                -
    Proceeds from issuance of common stock                                      6,559,500                -         1,501,500
                                                                             -------------      ------------     ------------
    Net cash provided by financing activities                                   8,559,500                -         1,501,500
                                                                             -------------      ------------     ------------
Change in cash position for the period                                             52,817          (178,946)        (492,689)

Cash and cash equivalents, beginning of period                                         -            231,763          917,367
                                                                             -------------      ------------     ------------
Cash and cash equivalents, end of period                                    $      52,817       $    52,817      $   424,678
==============================================================================================================================


Supplemental disclosure with respect to cash flows (Note 10)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
================================================================================



                                                                                                        Deficit
                                                          Common Stock                              Accumulated
                                                   ---------------------------       Additional      During the           Total
                                                                                        Paid-in     Development   Stockholders'
                                                         Shares          Amount         Capital           Stage          Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 1999                                    -      $        -    $          -     $         -      $         -

 Common stock issued for cash                        8,500,000              85          80,415               -           80,500
                                                   ------------     -----------   -------------    -------------    ------------

Balance, March 31, 1999                              8,500,000              85          80,415               -           80,500

 Capital stock of Pawnbroker.com, Inc.
   at April 6, 1999                                  1,124,750              12          26,256               -           26,268
 Deficit of  Pawnbroker.com, Inc. at
   April 6, 1999                                             -               -         (23,261)              -          (23,261)
 Common stock issued pursuant to the
   acquisition of Pawnbroker.com, Inc.
   (Nevada)                                          6,240,000              62               -               -               62
 Common stock issued for cash                        1,300,000              13       3,002,987               -        3,003,000
 Share cancellation                                   (250,000)             (2)           (248)              -             (250)
 Common stock issued on exercise of
   share purchase warrants                             650,000               6       1,501,494               -        1,501,500
 Stock-based compensation for options
   issued to consultants and non-employees                   -               -          93,617               -           93,617
 Loss for the year                                           -               -               -      (4,706,109)      (4,706,109)
                                                   ------------     -----------   -------------    -------------    ------------

Balance, March 31, 2000                             17,564,750             176       4,681,260      (4,706,109)         (24,673)

 Common stock issued for conversion of
   convertible debenture                               268,817               3         499,997               -          500,000
 Common stock issued for cash                        1,000,000              10       1,999,990               -        2,000,000
 Common stock issued on exercise of
   stock options                                     1,870,000              19         168,281               -          168,300
 Stock-based compensation for options
   issued to consultants and non-employees                   -               -         285,068               -          285,068
 Loss for the period                                         -               -               -      (4,335,831)      (4,335,831)
                                                   ------------     -----------   -------------    -------------    ------------

Balance, December 31, 2000                          20,703,567             208       7,634,596      (9,041,940)      (1,407,136)

 Common stock issued on exercise of
   stock options                                       100,000               1           8,999               -            9,000
 Loss for the period                                         -               -               -        (291,920)        (291,920)
                                                   ------------     -----------   -------------    -------------    ------------

Balance, March 31, 2001                             20,803,567      $      209    $  7,643,595     $(9,333,860)     $(1,690,056)
================================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


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

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 8,500,000 common shares. As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present the consolidated financial position of the companies as at March 31, 2001 and December 31, 2000 and the results of operations of Eriko for the period ended March 31, 2001 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition. The number of shares outstanding at March 31, 2001 and December 31, 2000 as presented are those of Pawnbroker.com, Inc.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at March 31, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     The Company is a development stage company providing financial services to pawnbrokers.


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


2.   GOING CONCERN (cont'd.....)

     On March 1, 2001, the Company terminated facilitating transactions on their website and suspended operations.

     ==========================================================================================
                                                                      March 31,     December 31,
                                                                          2001             2000
     ------------------------------------------------------------------------------------------
     Deficit accumulated during the development stage          $   (9,333,860) $   (9,041,940)
     Working capital (deficiency)                                  (1,975,919)     (2,083,210)
     ==========================================================================================


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

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

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' deficit as of March 31, 2001.

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


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

     Financial instruments

     The Company's financial instruments consists of cash and cash equivalents, due from related parties, deposits, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carry values, unless otherwise noted.


4.   CAPITAL ASSETS

     ==============================================================================================
                                                                                Net Book Value
                                                                         --------------------------
                                                       Accumulated       March 31,     December 31,
                                             Cost     Amortization            2001             2000
     ----------------------------------------------------------------------------------------------
     Furniture and fixtures             $  64,970     $    20,787       $   44,183     $    47,432
     Computer equipment                   226,303          82,503          143,800         502,986
     Computer software                    275,381         231,159           44,222          61,066
     Leasehold improvements                 4,990           1,639            3,351           3,866
                                        ---------     ------------      -----------    ------------
                                        $ 571,644     $   336,088       $  235,556     $   615,350
     ==============================================================================================

 PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


5.   DOMAIN NAME

    ==========================================================================================
                                                                    March 31,     December 31,
                                                                         2001             2000
    ------------------------------------------------------------------------------------------
    Domain name                                                 $    125,000     $    125,000
    Less:  Accumulated amortization                                  (76,388)         (65,971)
                                                             ---------------  ---------------
    Net book value                                              $     48,612     $     59,029
    ==========================================================================================


6.   NOTES PAYABLE

     ======================================================================================================================
                                                                                                March 31,     December 31,
                                                                                                     2001             2000
     ----------------------------------------------------------------------------------------------------------------------
     Line of credit from BWI Avionics Ltd.,  bearing  interest at 12% per annum, due and  payable  on May 1,  2001.  The note is  personally  guaranteed  by two directors  of the Company up to $500,000  each.  The note is secured by the
         Company's assets (Note 14).                                                         $  1,000,000     $  1,000,000

     Promissory note from Granite  Communications  Inc., bearing interest at 10% per annum,  payable on July 15,  2001.  The note is  secured  by the  Company's
         assets (Note 14).                                                                        300,000          300,000

     Loan payable from BWI Avionic Ltd.,  bearing  interest at 12% per annum,  payable on July 15, 2001. The note is secured by the Company's assets (Note 14).
                                                                                                  200,000          200,000
                                                                                           ---------------  ---------------
                                                                                             $  1,500,000     $  1,500,000
     ======================================================================================================================


7.   CAPITAL STOCK

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


7.   CAPITAL STOCK (cont'd.....)

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

     In December, 2000, the Company issued 1,870,600 common shares upon exercise of stock option at a price of $0.09 per share.

     On January 30, 2001, the Company issued 100,000 common shares upon exercise of stock option at a price of $0.09 per share.


8.   STOCK OPTIONS AND WARRANTS

     At March 31, 2001, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

     ======================================================================================================================
                  Number           Exercise
               of Shares              Price         Expiry Date
     ----------------------------------------------------------------------------------------------------------------------
                 250,000          $    6.75         November 1, 2002
                 150,000               6.75         3 years from the date when the Company receives a specified amount of financing in private or public offerings after November 1, 1999.
                  82,000               6.75         September 1, 2002
                 930,093        4.50 - 8.13         3 years from the initial vesting dates of the stock options, over periods ranging from September 13, 2002 to March 15, 2003.
                  50,000               1.53           September 25, 2003
     ======================================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


8.   STOCK OPTIONS AND WARRANTS (cont'd.....)

     The following warrants were outstanding at March 31, 2001:

     ============================================================
             Number         Exercise
          of Shares            Price           Expiry Date
     ------------------------------------------------------------
         1,000,000          $  3.00           August 10, 2001
            72,000             6.75           May 10, 2003
            58,824             4.89           June 7, 2003
           334,262             3.59           July 7, 2003
         1,500,000             2.00           October 11, 2005
     ============================================================


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

     Following is a summary of the stock option activity:

     ====================================================================================
                                                                                Weighted
                                                                                 Average
                                                                  Number        Exercise
                                                               of Shares           Price
     ------------------------------------------------------------------------------------
     Outstanding at March 31, 1999                                    -       $        -
         Granted                                                 400,000            6.75
         Forfeited                                                    -               -
         Exercised                                                    -               -
                                                           -------------
     Outstanding at March 31, 2000                               400,000            6.75
         Granted                                               4,896,665            4.09
         Forfeited                                            (1,935,572)           7.10
         Exercised                                            (1,870,000)           0.09
                                                           -------------
     Outstanding at December 31, 2000                          1,491,093            7.74
         Granted                                                 100,000            0.09
         Forfeited                                               (29,000)           5.23
         Exercised                                              (100,000)           0.09
                                                           -------------
     Outstanding at March 31, 2001                             1,462,093            6.74
     ====================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE (cont'd...)

     Following is a summary of the status of options outstanding at March 31, 2001:

     ==========================================================================================================
                                               Outstanding Options                      Exercisable Options
                                       -------------------------------------    -------------------------------
                                                Weighted
                                                 Average      Weighted                           Weighted
                                               Remaining       Average                            Average
                                             Contractual      Exercise                           Exercise
     Exercise Price                     Number           Life         Price             Number           Price
     ----------------------------------------------------------------------------------------------------------
     $ 6.75                            400,000           2.67         $6.75            250,000           $6.75
       4.50 - 8.13                     930,093           2.05          6.71            174,667            6.31
       6.75                             82,000           2.17          6.75             27,334            6.75
       1.53                             50,000           2.98          1.53               -               1.53
     ==========================================================================================================


     Compensation

     The Company has granted 532,000 options to consultants and non-employees which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended March 31, 2001 was $Nil (2000 - $93,617).

     The Company has 959,093 options granted to employees outstanding at March 31, 2001. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating these options been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

    ===========================================================================
                                                 Three Month       Three Month
                                                Period Ended      Period Ended
                                                   March 31,         March 31,
                                                        2001              2000
    ---------------------------------------------------------------------------
    Loss for the period
        As reported                          $     (291,920)  $    (2,845,475)
                                             ================ =================
        Pro-forma                            $   (4,074,360)  $    (2,845,475)
                                             ================ =================
    Basic and diluted loss per share
        As reported                          $        (0.01)  $        (0.17)
                                             ================ =================
        Pro-forma                            $        (0.20)  $        (0.17)
    ===========================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE (cont'd...)

     The fair value of each option granted is estimated using the Black-Scholes Model. The assumptions used in calculating fair values are as follows:

     ========================================================================================
                                                               Three Month       Three Month
                                                              Period Ended      Period Ended
                                                                 March 31,         March 31,
                                                                      2001              2000
     ----------------------------------------------------------------------------------------
     Risk-free interest rate                                         -                5.94%
     Expected life of the options                                    -               1 year
     Expected volatility                                             -                  32%
     Expected dividend yield                                         -                 -
     ========================================================================================


10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     ===========================================================================
                                                    Three Month     Three Month
                                                   Period Ended    Period Ended
                                                      March 31,       March 31,
                                                           2001            2000
     ---------------------------------------------------------------------------
     Cash paid for income taxes                  $           -   $           -
     Cash paid for interest                                  -               -
     ===========================================================================

     Non-cash investing and financing transactions during the period from January 1, 2001 to March 31, 2001 were as follows:

     a) During the period, employee stock options were exercised to acquire 100,000 shares of common stock at a price of $0.09 per share in exchange for a receivable of $9,000.

     There were no non-cash investing and financing transactions during the period from January 1, 2000 to March 31, 2000.


11.  COMMITMENTS

     a) The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

        Future annual lease payments are as follows:

        2001                                            $      113,676
        2002                                                    89,518
        2003                                                    24,224
        2004                                                     1,230

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


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


12.  DUE FROM RELATED PARTIES

     Amounts due from an officer and an employee are non-interest bearing, unsecured and have no fixed terms of repayment.

     The fair value of amounts due from related parties is not determinable as they have no specific repayment terms and are non-interest bearing.


13.  INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of $9,333,860 in operating losses which, if unutilized, expire as follows:

        2020                                         $     9,333,860
                                                     ===============

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

    =============================================================================================================
                                                                                    Three Month      Three Month
                                                                                   Period Ended     Period Ended
                                                                                      March 31,        March 31,
                                                                                           2001             2000
    -------------------------------------------------------------------------------------------------------------
    U.S. federal statutory graduated rate                                                15.00%           15.00%
    State income tax rate, net of federal benefit                                         7.00%            7.00%
    Net operating loss for which no tax benefit is currently available                  (22.00)%         (22.00)%
                                                                                   ------------     ------------
                                                                                          0.00%            0.00%
    =============================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


13.  INCOME TAXES (cont'd.....)

     At March 31, 2001, deferred taxes consisted of a net tax asset of $3,173,512 due to operating loss carryforwards of $9,464,608 which was fully allowed for in the valuation allowance of $3,173,512. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the three month period ended March 31, 2001 was $99,252.

     The valuation allowance will be evaluated at the end of each period, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.


14.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2001, the following events occurred:

     a) The Company has reached an agreement in principal to settle allegations of breach of contract and wrongful termination with respect to two former officers of the Company. The Company has agreed in principal to settle the dispute by paying $52,500 and assigning certain computer equipment.

     b) The Company entered into negotiations to settle notes payable in the amount of $1,500,000 (Note 6) by issuing 30,000,000 shares of common stock at a value of $0.05 per share.

     c) On April 19, 2001, the Company obtained a bridge loan in the amount of $100,000. The promissory note bears interest at the rate of 18% per annum and is due July 19, 2001.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We, Pawnbroker.com, Inc., are a development stage company with no revenues from our operations. We have never generated any profits. We were incorporated in Delaware in February 1998. On June 14, 1999, we acquired all of the issued and outstanding shares of Pawnbroker.com, Inc., a Nevada corporation, and for the purposes of implementing a business strategy of developing a web site to list and offer for sale the merchandise of independent pawnshops throughout North America. Prior to our acquisition of the Nevada corporation we had no assets, liabilities, revenues or expenses. We are in the process of incorporating Pawnbroker Financial Services Inc., a Delaware corporation, for the purposes of operating our planned business of offering financial and business-to-business services to pawnbrokers.

     During 1999 and 2000, we developed and launched a web site that provided online customers a method to search for and buy merchandise from the inventories of pawnshops. We completed the initial development of the software and technology related to the business and began the beta test of a web site in December 1999. During the course of developing our web site and marketing strategy, we presented our concept to several hundred pawnshops at conventions and tradeshows and received oral expressions of interest or requests for additional information from several pawnshops about our plan to facilitate transactions between pawnshops and consumers through our web site. Based on information provided to us by pawnshops, our goal was to have a total of up to 2,000 participating member pawnshops offering an average of 475 items each by December 2000. In June 2000, we launched the commercial version of Pawnbroker.com.

     Pawnbroker.com featured items of merchandise from the inventories of pawnshops, including merchandise such as jewelry, consumer electronics, tools, collectibles, coins, cameras and musical instruments. Although several hundred pawnshops initially expressed an interest in posting merchandise for sale on our web site, we experienced difficulties in offering sufficient supplies of inventory as several pawnbrokers failed to post the merchandise on our web site as they had initially indicated. During the second half of 2000, we entered into a strategic relationship with a major chain of pawnshops in an effort to increase our inventory, but were unable to post such inventory on our web site in a timely manner. We failed to generate any material revenues from our operations.

     Based in part on the condition of the capital markets, we were unable to obtain additional financing on acceptable terms to fund our marketing efforts and our working capital requirements. We began to consolidate and restructure our operations to conserve working capital by closing our technical development and support facility in Philadelphia and our business office in California, and by laying off all of our technical development and support staff. During the fourth quarter 2000 and the first quarter of 2001, we experienced technical difficulties maintaining our web site and were unable to continue to provide technical support to our customers because of lack of working capital. As a result, we further consolidated our operations and we terminated facilitating transactions on our web site and suspended our business operations on March 1, 2001, to concentrate our efforts on developing our financial and business-to-business services.

     We anticipate that we may re-launch our pawnbroker-to-consumer web site in an alternative format in the future, assuming that we are able to raise sufficient financing to do so and that there is sufficient interest from pawnbrokers and end users for such service offering. We have no current plans to do so during 2001.

     We are in the process of restructuring our business and developing a new business plan and strategy under which we intend to provide financial services by offering secured loans to pawnbrokers and to operate a web site that provides pawnbroker industry specific business-to-business services. We are in the process of finalizing a business plan and attempting to restructure our liabilities to allow us to raise financing to fund the development of our planned business and our working capital requirements. We currently do not have sufficient working capital to finance our planned business strategy and may be unable to continue as a going concern.

     We had a working capital deficiency of $2,083,210 at December 31, 2000, and a working capital deficiency of $1,975,919 at March 31, 2001. In their independent auditor's report dated May 10, 2001 related to our audited financial statements for December 31, 2000, Davidson & Company, Chartered Accountants, expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We intend to address this going concern issue by restructuring our liabilities and by raising capital through equity, debt or convertible securities financing. We are currently seeking financing by presenting our business plan to potential investors. If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

     Neither we nor any of our subsidiaries are currently subject to any bankruptcy, receivership or similar proceedings at the date of this report.

     Our headquarters are located at 85 Keystone, Suite A, Reno, Nevada, 89503, and our telephone number is (775) 332-5048.

     Our web site address is www.pawnbroker.com. The information on our web site is not a part of this quarterly report.


Results of Operations

Three Months Ended March 31, 2001 Compared to March 31, 2000

     Revenues. We had no revenues from operations.

     Salaries and Payroll. Salaries and wage expenses for three months ended March 31, 2001 decreased to $46,347 compared to $570,100 for the same period in 2000. During the first quarter 2000, we incurred significant salaries and wage expense as a result of hiring personal to meet our needs as we attempted to execute our business plan, including our hiring in the areas of product development, sales and marketing and general and administrative. During the quarter ended December 31, 2000, we began consolidating our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and by laying off personnel in those offices. During the first quarter 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. During the three month period ended March 31, 2000, we had stock based compensation of $93,617, compared to no stock based compensation in 2001. We intend to hire additional employees and management with experience in the financial service industry to assist us with implementing our financial service business strategy.

     Contract Services. Outside service expense for three months ended March 31, 2001 were nil compared to $318,031 in the same quarter of 2000, which consisted primarily of contract services for investor relations, public relations and market research. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with contract service providers. We may incur contract service expenses related to regulatory compliance and research to develop our financial services business during the remainder of 2001.

     Consulting. Consulting expense for three months ended March 31, 2001 were $2,357 compared to $367,732 during the same period in 2000. Consulting expenses during the three month period ended March 31, 2000 consisted primarily of assistance related to the evaluation and development of our Internet business strategies, development of a Internet business plan and interim executive personnel. These costs were associated with the development of our business strategy to offer the merchandise of pawnshops over the Internet. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with our consultants. As a result, we anticipate that we may incur nominal expenses related to consulting expenses during the second quarter of 2001, but that consulting expenses will increase in the second half of 2001 as we begin the process of implementing our business strategy of offering financial services to pawnbrokers. We intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings.

     Professional Fees. Professional fees for three months ended March 31, 2001 were $28,169 compared to $271,941 for the same period in 2000. Professional fees consist primarily of legal and accounting expenses. The decrease in professional expense resulted from our lack of working capital and our reduction in the use of our legal counsel and accounting professionals during 2001. During the quarter ended March 31, 2000, we incurred substantial professional fees expenses related to legal and accounting support during the development of our Internet business and expenses related to preparing filings to comply with our Securities and Exchange Commission reporting obligations. We anticipate that expenses related to professional fees may decline during 2001, as we have been relatively inactive during the first four months of 2001. However, professional fees may increase if we obtain additional financing to undertake research related to our financial services business and the development of documents, forms and procedures related to such business.

     Marketing and Related Expense. Marketing and related expenses for three months ended March 31, 2001 were nil compared to $87,071 for the same period in 2000. Marketing and related expenses in 2000 consisted primarily of creative printing and advertising. Marketing expenses are expected to be substantially lower during 2001 than in 2000, as we have suspended our operations and do not anticipate that we will begin to market our financial and business-to-business services until at least the third or fourth quarter of 2001.

     General and Administrative. General and administrative related expense for three months ended March 31, 2001 were $11,851, compared to $1,086,928 during 2000. General and administrative related expense for three months ended March 31, 2000 consisted primarily of general office, printing, purchased software, recruiting and facility costs associated with the development of our Internet business and maintaining offices in Reno, Philadelphia and California. General and administrative expenses are expected to remain lower than the levels experienced in 2000, as we have consolidated our operations into one office in Reno, Nevada.

     Travel and Related. Travel and related expenses for three months ended March 31, 2001 were $9,621 compared to $22,410 during the same period in 2000. Travel and related expenses related primarily to travel for raising capital and business development activities. Travel and related expenses are expected to be consistent with the levels in the first quarter 2001 during the remaining quarters of 2001.

     Recovery of Operating Expenses. During the three month period ended March 31, 2001, we had $218,429 in recovery of operating expenses resulting from our negotiation and settlement of debt owed to creditors. This reduction in obligations to our creditors is expected to continue as our management has determined such restructuring is required to allow us to raise additional financing to be able to continue as a going concern and to fund our plan of operation. Future restructuring and settlement of creditor obligations may result in additional recovery of operating expenses during 2001, but there can be no assurance that we will successfully restructure or settle such obligations.

     Loss. Our loss for three months ended March 31, 2001 of $291,920 ($0.01 per share) compared to the $2,845,475 ($0.07 per share) during the same period in 2000, a decrease of $2,816,283. The decrease resulted from the suspension of our web site operations during the three month period ended March 31, 2001 and our restructuring. During the three month period ended March 31, 2000, we incurred substantial costs associated with the development and launch of the Pawnbroker.com web site and business, including corporate acquisition expenses, developing our business plan, product development expenses, sales and marketing expenses and administrative expenses. We anticipate that we will continue to incur losses during the second quarter 2001 at a level approximately as that recorded during the first quarter 2001, and that losses will increase during the second half of 2001 as we begin implementing our new business strategy. See "Plan of Operation."


Liquidity and Capital Resources

     In their independent auditor's report dated May 10, 2001 related to our audited financial statements for December 31, 2000, Davidson & Company, our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of March 31, 2001, we had cash and cash equivalents of $52,817 and receivables of $90,374, due from employees who exercised stock options, and a working capital deficit of $1,975,919, which includes current liabilities of $2,119,110.

     During the three months ended March 31, 2001, we received no revenues from our operations and we used net cash of $255,692 in operating activities. Our use of cash during such period was primarily as a result of expenses related to sustaining our operations for salary expenses, professional fees and costs related to general administrative expenses and overhead. Our use of cash during the first quarter of 2001 in operating activities declined from levels of cash used in operating activities in 2000 ($1,853,776), as we have consolidated our operations in our Reno office and have suspended our business operations related to facilitating transactions between pawnshops and customers through our web site. We anticipate that our working capital needs will increase during the remainder of 2001, as we have consolidated our operations in our Reno office and have suspended our business operations related to facilitating transactions between pawnshops and customers through our web site. We will continue to incur losses until we can generate revenues from financings and membership fees and from business to business revenue opportunities. We do not anticipate we will begin to generate any revenues until we can offer our financial services to pawnbrokers, which is not anticipated to occur until the third or fourth quarter of 2001, assuming sufficient financing is available.

     During the first half of 2001, we have been negotiating with our creditors to restructure our debt obligations. Management believes that restructuring our liabilities is essential to facilitating our ability to raise additional financing to fund our planned business strategy.

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

     We estimate that our minimum cash requirements to implement our plan of operation is between approximately $3 million to $9 million during 2001, primarily for capital to provide loans to qualified pawnbrokers; expenses related to general over head and administration, regulatory research and licensing; preparing documents, forms and procedures to offer our planned financial services; costs associated with developing our business-to-business web site and costs related to marketing our financial and business-to-business services. See "Plan of Operation." We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all.

     We cannot assure you that our actual expenditures will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

     (i) the costs to complete the regulatory research and obtain licenses to operate our financial services business,

     (ii) our ability to successfully complete financing transactions with pawnbrokers,

     (iii) the availability of financing on acceptable terms,

     (iv) reliability of the assumptions of management in estimating cost and timing,

     (v)  competition; and

     (vi) other factors that may be beyond our control.

     We cannot assure you that we will generate sufficient revenues from our operations to earn a profit or that our planned service offerings will be commercially successful. Our inability to successful implement our business plan or generate revenues from financial services will have a material adverse affect on our business and results of operations.


Plan of Operation

     Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnbrokers, our results of operations, our negotiations and discussions with third party vendors, experience of management and the decisions of our management. Our plan of operation for the fiscal year ending December, 31, 2001 is as follows:

     o Restructure our outstanding liability and capital structure to allow us to obtain financing;

     o Raise additional financing of between $3 million to $9 million to fund our operations and to implement our business strategy;

     o Complete regulatory compliance research related to lending rates, licensing requirements, perfecting security interests in assets and other regulatory issues in states targeted for our financial services roll out;

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

     We estimate that our initial cash requirements are approximately $90,000 a month, principally for salaries, professional services, marketing and office expenses. We anticipate that our cash requirements will increase to approximately $126,000 to $150,000 per month in the third and fourth quarter 2001 as a result of costs related to raising capital; professional services associated with the research related to regulatory requirements of our financial services; development of documents, forms and procedures to offer loans to pawnbrokers in targeted states; hiring of management with experience in the financial services industry; development of our website to enable the application loan process related to our financial services; web site and technology development costs related to development of the services for our business-to-business web site; increased salary and related expenses associated with the implementation of our business strategy; and costs associated with marketing our web site.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company believes that it does not have any material exposure to interest or commodity risks at this time. The Company is exposed to economic and political changes in international markets where the Company competes, such as inflation rates, recession, foreign ownership restrictions, domestic and foreign government spending, budgetary and trade policies and other external factors over which the Company has no control.


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

     We have received a claim from Neil McElwee, our former Chief Executive Officer, for breach of contract and wrongful termination in connection with our termination of Mr. McElwee for cause. Mr. McElwee was seeking damages in the amount of $150,000. We settled all claims for $35,000 payable in 3 installments commencing May 15, 2001.


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

        10.6(1)     Design   and   Development    Agreement   by   and   between
                    Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

        10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

        10.8(2) Lease Agreement by and between Pawnbroker.com, Inc. and Don Pearlman Joint Venture Six dated December 2, 1999

        10.9(2) Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999

        10.10(2) Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999

        Exhibit
        Number      Description
        ------      -----------
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

        10.43(6) Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)

        10.44(7) 18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.

        10.45(7) Form of Subscription Agreement dated May 11, 2001 - Note Conversion

        21.1(1)     Subsidiaries of the Registrant

        23.1(7)     Consent and Acknowledgement of Davidson & Co.

-------------------------

(1)  Previously filed September 1, 1999 on Form 10.

(2)  Previously filed October 13, 1999 on Form 10/A.

(3)  Previously filed on June 1, 2000 on Form 8-K.

(4)  Previously filed on June 30, 2000 on Form 10-K.

(5)  Previously filed on July 31, 2000 on Form S-1.

(6)  Previously filed on November 14, 2000 on Form 10-Q.

(7)  Previously filed on May 15, 2001 on Form 10-K.


     b)   Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 21, 2001

                                PAWNBROKER.COM, INC.



                                By:  /s/ Joseph Schlader
                                     -------------------------------------------
                                     Name:    Joseph Schlader
                                     Title:   President
                                     (Principal Executive Officer)




                                By:  /s/ Greigory Park
                                     -------------------------------------------
                                     Name:    Greigory Park
                                     Title:   Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)