Form 10-Q
period 2001-06-30
PAWNBROKER COM INC
filed 2001-09-07
CIK 1058154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________.

                         Commission file number 0-27215

                              PAWNBROKER.COM, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    33-0794473
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                              85 Keystone, Suite A
                                  Reno, Nevada
                                      89503
                    (Address of principal executive offices)

                                 (775) 332-5048
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  The number of outstanding common shares, no par value, of the Registrant at:
                          September 4, 2001: 5,027,870

                              PAWNBROKER.COM, INC.

                             INDEX TO THE FORM 10-Q
                  For the quarterly period ended June 30, 2001

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION................................................1

  ITEM 1. FINANCIAL STATEMENTS.................................................1

          CONSOLIDATED BALANCE SHEETS .........................................1
          CONSOLIDATED STATEMENTS OF OPERATIONS ...............................2
          CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................3
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY ......................4
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ......................5

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...............................17

  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........28

Part II   OTHER INFORMATION...................................................28

  ITEM 1. LEGAL PROCEEDINGS...................................................28

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................28

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................29

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................29

  ITEM 5. OTHER INFORMATION...................................................30

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................30

SIGNATURES....................................................................35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

===============================================================================================================
                                                                                     June 30,      December 31,
                                                                                         2001              2000
---------------------------------------------------------------------------------------------------------------
ASSETS
Current
    Cash and cash equivalents                                                    $          -      $   231,763
    Due from related parties (Note 12)                                                 43,633                -
    Prepaid expenses                                                                        -              754
                                                                                 -------------     ------------
    Total current assets                                                               43,633          232,517
Deposits                                                                                    -            1,695
Capital assets (Note 4)                                                               198,104          615,350
Domain name (Note 5)                                                                   38,195           59,029
                                                                                 -------------     ------------
Total assets                                                                     $    279,932     $    908,591
===============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Bank indebtedness                                                            $     37,102     $          -
    Accounts payable and accrued liabilities                                          557,025          815,727
    Notes payable (Note 6)                                                            120,000        1,500,000
                                                                                 -------------     ------------
    Total current liabilities                                                         714,127        2,315,727
Notes payable (Note 6)                                                                 85,000                -
                                                                                 -------------     ------------
                                                                                      799,127        2,315,727
Stockholders' equity
    Capital stock (Note 7)
       Authorized
              10,000,000  preferred shares with a par value of $0.0001
              50,000,000  common shares with a par value of $0.0001
       Issued and outstanding
          June 30, 2001 - 5,080,357 common shares
          December 31, 2000 - 2,070,357 common shares                                     508              207
    Additional paid-in capital                                                      9,297,400        7,634,597
    Deficit accumulated during the development stage                               (9,817,103)      (9,041,940)
                                                                                 -------------     ------------
    Total stockholders' equity                                                       (519,195)      (1,407,136)
                                                                                 -------------     ------------
Total liabilities and stockholders' equity                                       $    279,932     $    908,591
===============================================================================================================

History and organization of the Company (Note 1)
Commitments (Note 11)
Subsequent event (Note 14)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



==============================================================================================================================
                                            Cumulative
                                          Amounts From
                                           February 5,       Three Month       Three Month        Six Month         Six Month
                                               1999 to      Period Ended      Period Ended     Period Ended      Period Ended
                                              June 30,          June 30,          June 30,         June 30,          June 30,
                                                  2001              2001              2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Amortization                           $     572,268      $    47,031       $   104,505       $   109,676      $    59,463
  Contract services                            787,066                -            65,810                 -          383,841
  Consulting                                   555,096           11,748            52,773            14,105          420,505
  Finders fee                                   65,000                -            65,000                 -           65,000
  General and administrative                 2,374,115           19,953           348,492            31,804        1,435,420
  Marketing and related expenses               773,158          (12,554)          467,681           (12,554)         554,752
  Professional fees                            710,207           74,024           206,807           102,193          478,748
  Recovery of operating expenses              (158,993)          59,436                 -          (158,993)               -
  Rent                                         573,272          130,218            78,052           165,262          146,190
  Salary and wages                           2,123,384          114,093           494,282           160,440        1,064,382
  Stock-based compensation                     378,685                -                 -                 -           93,617
  Telephone                                    354,089              576           183,374            23,202          200,641
  Travel and related                           339,457           30,149           215,835            39,770          238,245
                                         --------------     ------------      ------------      ------------     ------------
                                            (9,446,804)        (474,674)       (2,282,611)         (474,905)      (5,140,804)
                                         --------------     ------------      ------------      ------------     ------------
OTHER ITEMS
  Interest expense                            (202,585)         (12,149)                -           (55,649)               -
  Interest income                               79,943              417             5,452             3,048           18,170
  Loss on disposal of
     capital assets                           (176,983)           3,163                 -          (176,983)               -
  Write-off of capital assets                  (70,674)              -                  -           (70,674)               -
                                         --------------     ------------      ------------      ------------     ------------
                                              (370,299)          (8,569)            5,452          (300,258)          18,170
                                         --------------     ------------      ------------      ------------     ------------
Loss for the period                      $  (9,817,103)     $  (483,243)      $(2,277,159)      $  (775,163)     $(5,122,634)
==============================================================================================================================
Basic and diluted loss per
  common share (Note 3)                                     $     (0.11)      $     (1.32)      $     (0.23)     $     (2.94)
==============================================================================================================================
Weighted average number of
  shares of common stock
  outstanding                                                 4,547,257         1,724,697         3,312,291        1,740,674
==============================================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


==============================================================================================================================
                                                                                Cumulative
                                                                              Amounts From
                                                                               February 5,        Six Month         Six Month
                                                                                   1999 to     Period Ended      Period Ended
                                                                                  June 30,         June 30,          June 30,
                                                                                      2001             2001              2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $ (9,817,103)     $   (775,163)     $ (5,122,634)
    Items not affecting cash:
       Amortization                                                               572,268           109,676            59,463
       Stock-based compensation                                                   378,685                 -            93,617
       Loss on disposal of assets                                                 176,983           176,983                 -
       Recovery of operating expenses                                            (158,993)         (158,993)                -
       Interest accrued on notes payable                                          102,500                 -                 -
       Write-off of capital assets                                                 70,674            70,674                 -

    Net change in non-cash working capital items:
       Increase in receivable                                                      80,500                 -                 -
       Increase in due from related parties                                       (34,633)          (34,633)                -
       (Increase) decrease in prepaid expenses                                          -               754            (2,912)
       Increase in accounts payable and accrued liabilities                       875,733            54,394         1,387,838
                                                                             -------------     -------------     -------------
    Net cash used in operating activities                                      (7,753,386)         (556,308)       (3,584,628)
                                                                             -------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                 (1,011,971)                -          (133,420)
    Purchase of domain name                                                      (125,000)                -                 -
    Acquisition of cash on purchase of subsidiary                                   8,007                 -                 -
    Proceeds from disposal of capital assets                                       80,748            80,748                 -
    Increase (decrease) in deposits                                                     -             1,695          (224,699)
                                                                             -------------     -------------     -------------
    Net cash provided by (used in) investing activities                        (1,048,216)           82,443          (358,119)
                                                                             -------------     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debenture                                           500,000                 -           500,000
    Capital lease obligations                                                           -                 -           (55,776)
    Proceeds from notes payable                                                 1,705,000           205,000         1,000,000
    Proceeds from issuance of common stock                                      6,559,500                 -         1,501,500
                                                                             -------------     -------------     -------------
    Net cash provided by financing activities                                   8,764,500           205,000         2,945,724
                                                                             -------------     -------------     -------------
Change in cash position for the period                                            (37,102)         (268,865)         (997,023)

Cash and cash equivalents, beginning of period                                          -           231,763           917,367
                                                                             -------------     -------------     -------------
Cash and cash equivalents, end of period                                     $    (37,102)     $    (37,102)     $    (79,656)
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

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)



=============================================================================================================================
                                                                                                    Deficit
                                                                                                Accumulated
                                                            Common Stock         Additional      During the            Total
                                                    --------------------------      Paid-in     Development     Stockholders'
                                                     Shares          Amount         Capital           Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 1999                                  -       $      -     $         -     $         -      $         -

  Common stock issued for cash                       850,000             85          80,415               -           80,500
                                                    ---------      ----------   ------------    -------------    -----------

Balance, March 31, 1999                              850,000             85          80,415               -           80,500

  Capital stock of Pawnbroker.com, Inc.
    at April 6, 1999                                 112,475             11          26,257               -           26,268
  Deficit of  Pawnbroker.com, Inc. at
    April 6, 1999                                          -              -         (23,261)              -          (23,261)
  Common stock issued pursuant to the
    acquisition of Pawnbroker.com, Inc.
    (Nevada)                                         624,000             62               -               -               62
  Common stock issued for cash                       130,000             13       3,002,987               -        3,003,000
  Share cancellation                                 (25,000)            (3)           (247)              -             (250)
  Common stock issued on exercise of
    share purchase warrants                           65,000              7       1,501,493               -        1,501,500
  Stock-based compensation for options
    issued to consultants and non-employees                -              -          93,617               -           93,617
  Loss for the year                                        -              -               -      (4,706,109)      (4,706,109)
                                                    ---------      ----------   ------------    -------------    -----------
Balance, March 31, 2000                            1,756,475            175       4,681,261      (4,706,109)         (24,673)

  Common stock issued for conversion of
    convertible debenture                             26,882              3         499,997               -          500,000
  Common stock issued for cash                       100,000             10       1,999,990               -        2,000,000
  Common stock issued on exercise of
    stock options                                    187,000             19         168,281               -         168,300
  Stock-based compensation for options
    issued to consultants and non-employees                -              -         285,068               -         285,068
  Loss for the period                                      -              -               -      (4,335,831)     (4,335,831)
                                                    ---------      ----------   ------------    -------------    -----------
Balance, December 31, 2000                         2,070,357            207       7,634,597      (9,041,940)     (1,407,136)

  Common stock issued on exercise of
    stock options                                     10,000              1           8,999               -           9,000
  Common stock issued to settle debt               3,000,000            300       1,653,804               -       1,654,104
  Loss for the period                                      -              -               -        (775,163)       (775,163)
                                                    ---------      ----------   ------------    -------------    -----------

Balance, June 30, 2001                             5,080,357       $    508     $ 9,297,400     $(9,817,103)     $ (519,195)
============================================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================

1.   HISTORY AND ORGANIZATION OF THE COMPANY

     Digital Sign Corporation ("the Company), a Delaware corporation, was incorporated on February 13, 1998. On February 14, 1998, the Company issued 2,500 common shares at par value for all of the issued and outstanding shares of Digital Signs, Inc. On April 6, 1999, the Company acquired all of the issued and outstanding shares of Eriko Internet Inc. in exchange for 850,000 common shares of the Company. Effective June 14, 1999, the Company acquired all of the issued and outstanding shares of Pawnbroker.com, Inc. (a Nevada corporation), in exchange for 624,000 common shares of the Company. On June 10, 1999, the Company changed its name to Pawnbroker.com, Inc.

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 850,000 common shares. As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present the consolidated financial position of the companies as at June 30, 2001 and December 31, 2000 and the results of operations of Eriko for the period ended June 30, 2001 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition. The number of shares outstanding at June 30, 2001 and December 31, 2000 as presented are those of Pawnbroker.com, Inc.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     The Company is in the process of restructuring its business and developing a new business plan and strategy under which it intends to provide financial services by offering secured loans to pawnbrokers and to operate a web site that provides pawnbroker industry specific business-to-business services. The Company is in the process of finalizing a business plan and attempting to restructure its liabilities to allow it to raise financing to fund the development of its planned business and its working capital requirements. The Company currently does not have sufficient working capital to finance its planned business strategy and may be unable to continue as a going concern.


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================

2.   GOING CONCERN (cont'd...)

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     On March 1, 2001, the Company terminated facilitating transactions on their website and suspended operations.

     ============================================================================================
                                                                    June 30,        December 31,
                                                                        2001                2000
     --------------------------------------------------------------------------------------------
     Deficit accumulated during the development stage           $ (9,817,103)    $   (9,041,940)
     Working capital (deficiency)                                   (670,494)        (2,083,210)
     ============================================================================================


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' deficit as of June 30, 2001.

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

     Domain name

     The cost of domain name rights will be amortized over 3 years from the date of commencement of operations.

     Advertising costs

     The Company recognizes advertising expenses in accordance with Statement of Position 98-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of advertising in the period in which the advertising space or airtime is used.

     Financial instruments

     The Company's financial instruments consists of cash and cash equivalents, due from related parties, deposits, bank indebtedness, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carry values, unless otherwise noted.

 PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


4.   CAPITAL ASSETS

     =================================================================================================
                                                                                  Net Book Value
                                                                         -----------------------------
                                                          Accumulated        June 30,     December 31,
                                                Cost     Amortization            2001             2000
     -------------------------------------------------------------------------------------------------
     Furniture and fixtures              $    64,970    $     (24,037)    $     40,933     $    47,432
     Computer equipment                      224,994          (81,357)         143,637         502,986
     Computer software                       275,381         (264,714)          10,667          61,066
     Leasehold improvements                    4,990           (2,123)           2,867           3,866
                                         ----- ------   --------------    ------------     -----------
                                         $   570,335    $    (372,231)    $    198,104     $   615,350
     =================================================================================================


5.   DOMAIN NAME

     ==========================================================================
                                                      June 30,     December 31,
                                                          2001             2000
     --------------------------------------------------------------------------
     Domain name                                  $   125,000      $   125,000
     Less:  Accumulated amortization                  (86,805)         (65,971)
                                                  ------------     ------------
     Net book value                               $    38,195      $    59,029
     ==========================================================================


6.   NOTES PAYABLE

     ==================================================================================================================
                                                                                            June 30,     December 31,
                                                                                                2001             2000
     ------------------------------------------------------------------------------------------------------------------
     Line of credit from BWI Avionics  Ltd., bearing interest at 12% per annum, due and payable on May 1, 2001.  The note is personally guaranteed by two directors of the Company up to $500,000 each.  During the period ended June 30, 2001, the Company converted the debt into 2,000,000
       common shares of the Company.                                                     $        -      $   1,000,000

     Promissory note from Granite Communications Inc., bearing interest at 10%
       per annum, payable on July 15, 2001.  During the period ended June 30,
       2001, the Company converted the debt into 600,000 common shares of the
       Company.
                                                                                                  -            300,000

                                  - continued -

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


6.   NOTES PAYABLE (cont'd.....)


     ==================================================================================================================
                                                                                            June 30,     December 31,
                                                                                                2001             2000
     ------------------------------------------------------------------------------------------------------------------
Continued.....

     Loan payable from Eurogrowth Investments Ltd., bearing interest at 12% per annum, payable on July 15, 2001.  During the period ended June 30, 2001, the Company converted the debt into 400,000 common shares of the Company.
                                                                                                  -            200,000

     Promissory note from Pacific Pawnbroker, non-interest bearing, unsecured
       and payable on demand.                                                                20,000                  -

     Promissory note, bearing interest at 18% per annum, unsecured, and payable
       on December 31, 2003.                                                                 50,000                  -

     Promissory note, bearing interest at 18% per annum, unsecured, and payable
       on October 19, 2001.                                                                 100,000                  -

     Convertible debentures from various parties, bearing interest at 18% per
       annum, unsecured, and payable on December 31, 2003.                                   35,000                  -
                                                                                        ------------     -------------
                                                                                            205,000      $   1,500,000
     Less:  current portion                                                                (120,000)        (1,500,000)
                                                                                        ------------     -------------
                                                                                         $   85,000      $           -
==================================================================================== ================ ================


7.   CAPITAL STOCK

     On April 6, 1999, Pawnbroker acquired all the issued and outstanding share capital of Eriko Internet Inc. As consideration, Pawnbroker issued 850,000 common shares for cash proceeds of $80,500.

     On May 19, 1999, a shareholder of Pawnbroker surrendered 25,000 shares of common stock which were initially issued as a part of the total shares issued for the acquisition of Eriko Internet Inc. Capital stock and contributed surplus have been reduced by $1 and $249 respectively to eliminate the values initially recorded on issuance.

     On June 14, 1999, Pawnbroker acquired all of the issued and outstanding share capital of Pawnbroker.com, Inc., a Nevada Corporation. As consideration, Pawnbroker issued 624,000 common shares at a deemed value of $62, equal to the par value of the shares issued.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


7.   CAPITAL STOCK (cont'd.....)

     On June 23, 1999, the Company issued 130,000 units through a private placement at a price of $23.10 per unit, for total proceeds of $3,003,000. Each unit consisted of one common share and one-half of a share purchase warrant. One full share purchase warrant entitled the holder to acquire one additional common share at a price of $23.10 per share until September 23, 2000 and at a price of $29.00 per share until September 23, 2001. These share purchase warrants were exercised during the year ended March 31, 2000 for total proceeds of $1,501,500.

     On August 17, 2000, the Company issued 100,000 units through a private placement at a price of $20.00 per unit, for total proceeds of $2,000,000. Each unit consisted of one common share and one non-transferable share purchase warrant. One purchase warrant entitles the holder to acquire one additional common share at a price of $30.00 per share until August 10, 2001.

     On September 7, 2000, the Company converted the 9% convertible debenture in the aggregate principal amount of $500,000 into 26,882 common shares of the Company at a price of $18.60 per share.

     In December, 2000, the Company issued 187,060 common shares upon exercise of stock option at a price of $0.90 per share.

     On January 30, 2001, the Company issued 10,000 common shares upon exercise of stock option at a price of $0.90 per share.

     On April 17, 2001, the company issued 3,000,000 common shares of the Company to settle notes payable in the amount of $1,500,000 plus accrued interest of $154,104.

     On August 1, 2001, the Company consolidated its capital stock on a 10:1 basis. All capital stock numbers have been restated to reflect this consolidation.


8.   STOCK OPTIONS AND WARRANTS

     At June 30, 2001, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

     =====================================================================================================================
             Number           Exercise
          of Shares              Price         Expiry Date
     ---------------------------------------------------------------------------------------------------------------------
             25,000           $  67.50         November 1, 2002
             15,000              67.50         3 years from the date when the Company  receives a specified amount of financing in private or public offerings after November 1, 1999.
              8,200              67.50         September 1, 2002
             93,009      45.00 - 81.30         3 years from the  initial  vesting  dates of the stock  options,  over periods ranging from September 13, 2002 to March 15, 2003.
              5,000              15.30         September 25, 2003
     =====================================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


8.   STOCK OPTIONS AND WARRANTS (cont'd.....)

     The following warrants were outstanding at June 30, 2001:

     ===========================================================================
          Number       Exercise
       of Shares          Price          Expiry Date
     ---------------------------------------------------------------------------
         100,000       $  30.00          August 10, 2001 (subsequently expired)
           7,200          67.50          May 10, 2003
           5,882          48.90          June 7, 2003
          33,426          35.90          July 7, 2003
         150,000          20.00          October 11, 2005
     ===========================================================================


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

     Following is a summary of the stock option activity:

     ======================================================================
                                                                  Weighted
                                                                   Average
                                                    Number        Exercise
                                                 of Shares           Price
     ----------------------------------------------------------------------
     Outstanding at March 31, 1999                       -       $        -
         Granted                                    40,000            67.50
         Forfeited                                       -                -
         Exercised                                       -                -
                                                 ---------
     Outstanding at March 31, 2000                  40,000            67.50
         Granted                                   489,667            40.90
         Forfeited                                (193,557)           71.00
         Exercised                                (187,000)            0.90
                                                 ---------

                              - continued -

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     ======================================================================
                                                                  Weighted
                                                                   Average
                                                    Number        Exercise
                                                 of Shares           Price
     ----------------------------------------------------------------------

     Continued.....

     Outstanding at December 31, 2000              149,110            77.40
         Granted                                    10,000             0.90
         Forfeited                                  (2,900)           52.30
         Exercised                                 (10,000)            0.90
                                                 ---------
     Outstanding at June 30, 2001                  146,210            67.40
     ====================================================== ===============


     Following is a summary of the status of options outstanding at June 30, 2001:

     ==============================================================================================
                                      Outstanding Options                      Exercisable Options
                              ----------------------------------             ----------------------
                                             Weighted
                                               Average      Weighted                       Weighted
                                             Remaining       Average                        Average
                                           Contractual      Exercise                       Exercise
     Exercise Price              Number           Life         Price         Number           Price
     -----------------------------------------------------------------------------------------------
     $ 67.50                     40,000           2.42        $67.50         25,000          $67.50
       45.00 - 81.30             93,009           1.80         67.10         17,467           63.10
       67.50                      8,200           1.92         67.50         15,233           67.50
       15.30                      5,000           2.73         15.30           -              15.30
     ==============================================================================================

     Compensation

     The Company has granted 53,200 options to consultants and non-employees which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended June 30, 2001 was $Nil (2000 - $93,617).

     The Company has 95,909 options granted to employees outstanding at June 30, 2001. These options are accounted for using Accounting Principles Board
     Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating these options been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     ====================================================================================
                                                             Six Month         Six Month
                                                          Period Ended      Period Ended
                                                              June 30,          June 30,
                                                                  2001              2000
     ------------------------------------------------------------------------------------
     Loss for the period
       As reported                                      $     (775,163)  $    (5,122,634)
                                                        ===============  ================
       Pro-forma                                        $   (1,089,903)  $   (10,142,027)
                                                        ===============  ================
     Basic and diluted loss per share
       As reported                                      $        (0.23)  $        (2.94)
                                                        ===============  ================
       Pro-forma                                        $        (0.33)  $        (5.83)
     ====================================================================================

     The fair value of each option granted is estimated using the Black-Scholes Model. The assumptions used in calculating fair values are as follows:

     ====================================================================================
                                                             Six Month         Six Month
                                                          Period Ended      Period Ended
                                                              June 30,          June 30,
                                                                  2001              2000
     ------------------------------------------------------------------------------------
     Risk-free interest rate                                        -              5.94%
     Expected life of the options                                   -            1 year
     Expected volatility                                            -                32%
     Expected dividend yield                                        -                  -
     ====================================================================================


10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     ===================================================================================
                                                              Six Month       Six Month
                                                           Period Ended    Period Ended
                                                               June 30,        June 30,
                                                                   2001            2000
     -----------------------------------------------------------------------------------
     Cash paid for income taxes                          $           -   $           -
     Cash paid for interest                                          -               -
     ===================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd.....)

     Non-cash investing and financing transactions during the period from January 1, 2001 to June 30, 2001 were as follows:

     a)   During the period,  employee  stock options were  exercised to acquire
          10,000 shares of common stock at a price of $0.90 per share in exchange for a receivable of $9,000.

     b) During the period, the Company converted notes payable in the amount of $1,500,000 plus accrued interest of $154,104 into 3,000,000 common shares of the Company.


11.  COMMITMENTS

     a) The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

          Future annual lease payments are as follows:

                2001                                   $     86,583
                2002                                        108,417
                2003                                         18,565
                2004                                          2,038

     b) The Company has formed a Stock Option Plan ("Plan") under which it may grant stock options to employees and officers to acquire up to a total of 800,000 shares of the Company's common stock, at a price to be determined by the Plan administrator.


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

     The Company has not recorded potential future income tax benefits of $3,337,815 in operating losses which, if unutilized, expire as follows:

         2020                                       $    9,817,103
                                                    ==============

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001
================================================================================


13.  INCOME TAXES (cont'd.....)

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

     ============================================================================================================
                                                                                   Six Month           Six Month
                                                                                Period Ended        Period Ended
                                                                                     June 30,           June 30,
                                                                                        2001                2000
     ------------------------------------------------------------------------------------------------------------
     U.S. federal statutory graduated rate                                           15.00%               15.00%
     State income tax rate, net of federal benefit                                    7.00%                7.00%
     Net operating loss for which no tax benefit is currently available             (22.00)%             (22.00)%
                                                                                 ------------        ------------
                                                                                      0.00%                0.00%
     =============================================================================================================

     At June 30, 2001, deferred taxes consisted of a net tax asset of $3,337,815 due to operating loss carryforwards of $9,817,103 which was fully allowed for in the valuation allowance of $3,337,815. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the six month period ended June 30, 2001 was $263,555.

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


14.  SUBSEQUENT EVENT

     The following events occurred subsequent to period end:

     a) The Company carried out a 10:1 share consolidation on August 1, 2001. All share and per share amounts in these financial statements have been retroactively restated to reflect the consolidation. The total number of authorized shares of capital stock of the Company was reduced to 60,000,000 shares, consisting of 50,000,000 of common stock with par value of $0.0001 per share, and 10,000,000 of preferred stock with par value of $0.0001 per share.

     b) The Company obtained a bridge loan in the amount of $100,000 from a party, evidenced by a promissory note, bearing interest at 18% per annum, unsecured, and payable on February 20, 2002.

     c) The Company obtained bridge loans in the amount of $20,000 from various parties, evidenced by convertible debentures, bearing interest at 18% per annum, and payable on December 31, 2003.

     d) The Company obtained a bridge loan in the amount of $5,000 from Pacific Pawnbroker, evidenced by a non-interest bearing promissory note, unsecured and payable on demand.

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

     In their independent auditor's report dated May 10, 2001 related to our audited financial statements for December 31, 2000, Davidson & Company, Chartered Accountants, expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We had a working capital deficiency of $2,083,210 at December 31, 2000, and a working capital deficiency of $670,494 at June 30, 2001. The decrease in our working capital deficit was a result of our conversion of certain notes payable into common shares during the quarter ended June 30, 2001. See "Liquidity and Capital Resources." We intend to address this going concern issue by raising capital through equity, debt or convertible securities financing. We are currently seeking financing by presenting our business plan to potential investors. If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

     Effective August 1, 2001, we completed a 10 (old)-for- 1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At July 31, 2001, we had 50,803,567 shares of common stock issued and outstanding, and after giving effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding. All share information contained in this quarterly report gives effect to the reverse split.

     Neither we nor any of our subsidiaries are currently subject to any bankruptcy, receivership or similar proceedings at the date of this report.

     Our headquarters are located at 85 Keystone, Suite A, Reno, Nevada, 89503, and our telephone number is (775) 332-5048.

     Our web site address is www.pawnbroker.com. The information on our web site is not a part of this quarterly report.


Results of Operations

Three Months Ended June 30, 2001 Compared to June 30, 2000

     Revenues. We had no material revenues from operations.

     Salaries and Payroll. Salaries and wage expenses for three months ended June 30, 2001 decreased to $114,093 compared to $494,282 for the same period in 2000. During the second quarter 2000, we incurred significant salaries and wage expense as a result of hiring personal to meet our needs as we attempted to execute our business plan, including our hiring in the areas of product development, sales and marketing and general and administrative. During the quarters ended December 31, 2000, we began consolidating our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and by laying off personnel in those offices. During the first quarter 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. We intend to hire additional employees and management with experience in the financial service industry to assist us with implementing our financial service business strategy, assuming we can raise adequate funding to finance our plan of operation.

     Contract Services. Outside service expense for three months ended June 30, 2001 were nil compared to $65,810 in the same quarter of 2000, which consist primarily of contract services for investor relations, public relations and market research. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with contract service providers. We may incur contract service expenses related to regulatory compliance and research to develop our financial services business during the remainder of 2001.

     Consulting. Consulting expense for three months ended June 30, 2001 were $11,748 compared to $52,773 during the same period in 2000. Consulting expenses during the three month period ended June 30, 2000 consisted primarily of assistance related to the evaluation and development of our Internet business strategies, development of a Internet business plan and interim executive personnel. These costs were associated with the development of our business strategy to offer the merchandise of pawnshops over the Internet. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with our consultants. As a result, we anticipate that we may incur nominal expenses related to consulting expenses during the third and fourth quarters of 2001, but that consulting expenses will increase in 2002 as we begin the process of implementing our business strategy of offering financial services to pawnbrokers. We intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings, assuming we can raise adequate funding to finance our plan of operation.

     Professional Fees. Professional fees for three months ended June 30, 2001 were $74,024 compared to $206,807 for the same period in 2000. Professional fees consist primarily of legal and accounting expenses. The decrease in professional expense resulted from our lack of working capital and our reduction in the use of our legal counsel and accounting professionals during 2001. During the quarter ended June 30, 2000, we incurred substantial professional fees expenses related to legal and accounting support during the development of our Internet business and expenses related to preparing filings to comply with our Securities and Exchange Commission reporting obligations. We anticipate that expenses related to professional fees may decline during 2001, as we have been relatively inactive during the first two quarters of 2001. However, professional fees may increase if we obtain additional financing to undertake research related to our financial services business and the development of documents, forms and procedures related to such business.

     Marketing and Related Expense. Marketing and related expenses for three months ended June 30, 2001 were $(12,554) compared to $467,681 for the same period in 2000. During the quarter ended June 30, 2001, we had an adjustment to marketing and related expenses related to a discount received from a provider. Marketing and related expenses in 2000 consisted primarily of creative printing and advertising. Marketing expenses are expected to be substantially lower during 2001 than in 2000, as we have suspended our operations and do not anticipate that we will begin to market our financial and business-to-business services until at least the fourth quarter of 2001 or first quarter of 2002.

     General and Administrative. General and administrative related expenses for three months ended June 30, 2001 were $19,953, compared to $348,492 during 2000. General and administrative related expense for three months ended June 30, 2000 consisted primarily of general office, printing, purchased software, recruiting and facility costs associated with the development of our Internet business and maintaining offices in Reno, Philadelphia and California. General and administrative expenses are expected to remain lower than the levels experienced in 2000, as we have consolidated our operations into one office in Reno, Nevada.

     Travel and Related. Travel and related expenses for three months ended June 30, 2001 were $30,149 compared to $215,835 during the same period in 2000. Travel and related expenses related primarily to travel for raising capital and business development activities. Travel and related expenses are expected to be consistent with the levels in the first and second quarters 2001 during the remaining quarters of 2001.

     Recovery of Operating Expenses. During the three month period ended June 30, 2001, we had a $59,436 adjustment in recovery of operating expenses resulting primarily from our write-off of a loan receivable from one of our former officers in consideration of accrued salaries for his services.

     Loss. Our loss for three months ended June 30, 2001 was $483,243 ($0.11 per share) compared to $2,277,159 ($1.32 per share) during the same period in 2000, a decrease of $1,793,916. The decrease resulted from the suspension of our web site operations during the first half of 2001 and our restructuring. During the three month period ended June 30, 2000, we incurred substantial costs associated with the development and launch of the Pawnbroker.com web site and business, including corporate acquisition expenses, developing our business plan, product development expenses, sales and marketing expenses and administrative expenses. We anticipate that we will continue to incur losses during the third quarter 2001 at a level approximately as that recorded during the second quarter 2001, and that losses will increase during the fourth quarter of 2001 as we anticipate that we will begin implementing our new business strategy, assuming adequate financing is available. See "Plan of Operation."


Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues. We had no material revenues from operations.

     Salaries and Payroll. Salaries and wage expenses for six months ended June 30, 2001 decreased to $160,440 compared to $1,064,382 for the same period in 2000. During the six months ended 2000, we incurred significant salaries and wage expense as a result of hiring personnel to meet our needs as we attempted to execute our Internet business plan, including our hiring in the areas of product development, sales and marketing and general and administrative. We consolidated our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and by laying off personnel in those offices. During the six months ended 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. During the six month period ended June 30, 2000, we had stock based compensation of $93,617, compared to no stock based compensation during the same period in 2001.

     Contract Services. Outside service expense for six months ended June 30, 2001 were nil compared to $383,841 in the same quarter of 2000, which consist primarily of contract services for investor relations, public relations and market research.

     Consulting. Consulting expense for six months ended June 30, 2001 were $14,105 compared to $420,505 during the same period in 2000. Consulting expenses during the six month period ended June 30, 2000 consisted primarily of assistance related to the evaluation and development of our Internet business strategies, development of a Internet business plan and interim executive personnel. We anticipate that we may incur nominal expenses related to consulting expenses during the third and fourth quarter of 2001, but that consulting expenses will increase in the 2002 as we intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings, assuming adequate financing is available.

     Professional Fees. Professional fees for six months ended June 30, 2001 were $102,193 compared to $478,748 for the same period in 2000. Professional fees consist primarily of legal and accounting expenses. The decrease in professional expense resulted from our lack of working capital and our reduction in the use of our legal counsel and accounting professionals during 2001. During the six months ended June 30, 2000, we incurred substantial professional fees expenses related to legal and accounting support during the development of our Internet business and expenses related to preparing filings to comply with our Securities and Exchange Commission reporting obligations.

     Marketing and Related Expense. Marketing and related expenses for six months ended June 30, 2001 were $(12,554) compared to $554,752 for the same period in 2000. During the quarter ended June 30, 2001, we received an adjustment from a service provider. Marketing and related expenses in 2000 consisted primarily of creative printing and advertising. Marketing expenses are expected to be substantially lower during 2001 than in 2000, as we have suspended our operations.

     General and Administrative. General and administrative related expenses for six months ended June 30, 2001 were $31,804, compared to $1,435,420 during 2000. General and administrative expenses are expected to remain lower than the levels experienced in 2000, as we have consolidated our operations into one office in Reno, Nevada.

     Travel and Related. Travel and related expenses for six months ended June 30, 2001 were $39,770 compared to $238,245 during the same period in 2000. Travel and related expenses related primarily to travel for raising capital and business development activities. Travel and related expenses are expected to be consistent with the levels in the first half of 2001 during the remainder of 2001.

     Recovery of Operating Expenses. During the six month period ended June 30, 2001, we had $(158,993) in recovery of operating expenses resulting from our negotiation and settlement of debt owed to creditors, offset by a write-off of a loan receivable from one of our former officers in consideration of accrued salaries for his services, and an adjustment related to accrued liabilities for an equipment lease which was terminated. This reduction in obligations to our creditors is expected to continue as our management has determined such restructuring is required to allow us to raise additional financing to be able to continue as a going concern and to fund our plan of operation. Future restructuring and settlement of creditor obligations may result in additional recovery of operating expenses during 2001, but there can be no assurance that we will successfully restructure or settle such obligations.

     Loss. Our loss for six months ended June 30, 2001 was $775,163 ($0.23 per share) compared to $5,122,634 ($2.94 per share) during the same period in 2000, a decrease of $4,347,471. Our loss during the six month period ended June 30, 2001 included interest expenses of $55,649, loss on disposal of capital assets of $176,983 and write-off of capital assets of $70,674. The decrease in our losses in 2001 compared to 2000 resulted from the suspension of our web site operations and our restructuring.


Liquidity and Capital Resources

     In their independent auditor's report dated May 10, 2001 related to our audited financial statement for December 31, 2000, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of June 30, 2001, we had cash and cash equivalents of nil and receivables of $43,633, due from employees who exercised stock options, and a working capital deficit of $670,494, which includes current liabilities of $799,125.

     During the three months ended June 30, 2001, we received no revenues from our operations and we used net cash of $556,308 in operating activities. We received $80,748 from the disposal of capital assets and $205,000 from financing activities (the issuance of promissory notes). We had a net change in cash position of negative $268,865. Our use of cash during such period was primarily as a result of expenses related to sustaining our operations for salary expenses, professional fees and expenses related to general administrative expenses and overhead.

     Our use of cash during the first six months of 2001 in operating activities declined from levels of cash used in operating activities for the same period in 2000 ($3,584,628), as we have consolidated our operations in our Reno office and have suspended our business operations related to facilitating transactions between pawnshops and customers through our web site. We anticipate that our working capital needs will increase during the remainder of 2001, as we attempt to raise additional financing and to implement our new business plan. We will continue to incur losses until we can generate revenues from financings and membership fees and from business to business revenue opportunities. We do not anticipate we will begin to generate any revenues until we can offer our financial services, which is not anticipated to occur until the fourth quarter of 2001 or first quarter of 2002, assuming sufficient financing is available.

     We estimate that our minimum cash requirements to implement our plan of operation is between approximately $3 million to $9 million during 2001 and 2002, primarily for capital to provide loans to qualified pawnbrokers; expenses related to general over head and administration, regulatory research and licensing; preparing documents, forms and procedures to offer our planned financial services; costs associated with developing our business-to-business web site and costs related to marketing our financial and business-to-business services. See "Plan of Operation." We are currently in the process of seeking sufficient financing to implement our business strategy.

     As part of our plan to raise additional financing to fund our Plan of Operation, we began to implement a capital restructuring plan under which (i) we proposed a reverse split of our issued and outstanding common stock and (ii) negotiated the conversion of certain outstanding debt into shares of our common stock.

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.50 per share (post reverse-split). The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.15 on May 11, 2001 (after giving effect to the reverse-split). Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 2,000,000 shares to BWI Avionics Ltd., 600,000 shares to Granite Communications Inc., and 400,000 shares to Eurogrowth Investments Ltd. BWI Avionics Ltd., Granite Communications Inc., and Eurogrowth Investments Ltd. are non-U.S. persons and the shares were issued outside the United States in reliance upon an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

     On July 5, 2001, we held our annual general meeting of shareholders at which our shareholders:

     (i)  elected three members to our board of directors;
     (ii) approved an amendment to our Certificate of Incorporation to effect a stock combination (reverse stock split) pursuant to which every ten
          (10) shares of outstanding common stock would be reclassified into one
          (1) share of common stock;
     (iii)approved an amendment to our Certificate of Incorporation to decrease our authorized share capital from 150,000,000 shares (consisting of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock) to 60,000,000 shares (consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock); and
     (iv) ratify the selection of Davidson & Company as our independent auditors.

     We filed an amendment to our certificate of incorporation to effect the reverse-split of our issued and outstanding common stock and to decrease our authorized capital, effective August 1, 2001. Our trading symbol on the National Association of Securities Dealers Over-the-Counter Bulletin Board was changed to "PBOK."

     During the past six months, we have been attempting to raise the capital required to fund our Plan of Operation, but our efforts have only been marginally successful. Since January 1, 2001, we have raised only $205,000, in the form of short-term bridge financing as follows:

    Lender                    Instrument/Terms                               Principal Amount
    ------                    ----------------                               ----------------
    Pacific Pawnbroker        Demand promissory note, unsecured, without           $20,000
                                interest
    Lew Mirviss               Promissory note, unsecured, bearing interest         $50,000
                                at 18% per annum, due December 31, 2003
    Edward Romano             Promissory note, unsecured, bearing interest        $100,000
                                at 18% per annum, due October 19, 2001
    Others                    Convertible debentures, unsecured, bearing           $35,000
                                interest at 18% per annum, due December 31,
                                2003                                            --------------
                                           Total                                   $205,000

     Joseph Schlader, our President and a director, is the President and a controlling shareholder of Pacific Pawnbroker. William Galine, our Vice President and a director, is a former officer and shareholder of Pacific Pawnbroker.

     We are continuing to seek additional financing. We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all. If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.

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

Plan of Operation

     Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third party vendors, experience of management and the decisions of our management. Our plan of operation for the fiscal year ending December 31, 2001 and during the first two quarters ended June 30, 2002, is as follows:

     o Restructure our outstanding liability and capital structure to allow us to obtain financing;
     o Raise additional financing of between $3 million to $9 million to fund our operations and to implement our business strategy;
     o Complete research related to regulatory compliance issues related to lending rates, licensing requirements, perfecting security interests in assets and other regulatory issues in states targeted for our financial services roll out;
     o Develop or license the technology required to facilitate loans to member pawnbrokers and to offer our business-to-business services;
     o Develop the documentation, forms and required procedures to facilitate loans to member pawnbrokers;
     o Market and promote our financial services to pawnbrokers in the targeted states and our business-to-business network to pawnbrokers throughout North America;
     o Generate revenues through the offering of loans to member pawnbrokers in the target market (based on credit ratings and rankings) and membership fees; and
     o Identify viable target markets for additional roll outs of our financial services.

     In order to reduce our cash requirements, we intend to outsource certain development, marketing, human resources, legal and accounting functions. Similarly, in order to reduce capital expenditures, we intend to enter into leasing agreements for hardware and other equipment requirements.


     Capital Obligations and Commitments

     As of September 5, 2001, we have commitments related to a $100,000 promissory note, bearing interest at the annual rate of 18%, due October 19, 2001; a promissory note, bearing interest at the annual rate of 18%, due February 21, 2002; and two demand promissory notes in the aggregate amount of $25,000. In addition, we estimate that our initial cash requirements are approximately $90,000 a month, principally for salaries, professional services, marketing and office expenses. We anticipate that our cash requirements will increase to approximately $126,000 to $150,000 per month in the fourth quarter 2001 and first quarter 2002 as a result of costs related to raising capital; professional services associated with the research related to regulatory requirements of our financial services; development of documents, forms and procedures to offer loans to pawnbrokers in targeted states; hiring of management with experience in the financial services industry; development of our website to enable the application loan process related to our financial services; web site and technology development costs related to development of the services for our business-to-business web site; increased salary and related expenses associated with the implementation of our business strategy; and costs associated with marketing our web site.

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

     We intend to compete in the highly competitive financial services industry. We will compete against companies that have substantially greater financial, technical and other resources than us. Several competitors already have established web sites, brand names, strategic relationships and other web sites and user loyalty, all of which create a competitive advantage over us. We have not yet begun the process of determining the regulatory requirements for conducting our proposed financial services business and we do not currently have sufficient working capital to implement our planned business strategy. During 2000 and the first half of 2001, several Internet related companies have failed or been acquired by larger competitors. Competitive pressures, lack of adequate financing and failure to gain market acceptance are some of the factors that have caused such companies to fail. We face these same challenges, and we cannot guarantee that we will be able to compete effectively or that we will obtain sufficient financing to develop a commercially viable business.

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


Subsequent Events

     On July 5, 2001, we obtained a bridge loan in the amount of $5,000 from Pacific Pawnbroker, evidenced by an unsecured demand promissory note bearing no interest. On July 26, 2001, we received $10,000 from an investor related to the issuance of an unsecured convertible debenture bearing interest at 18% per annum, due December 31, 2003. On August 21, 2001, we obtained a bridge loan in the amount of $10,000, evidenced by an unsecured promissory note bearing interest at the annual rate of 18%, due February 21, 2002. On August

22, 2001, we received $10,000 from an investor related to the issuance of an unsecured convertible debenture, bearing interest at 18% per annum, due December 31, 2003.

     Subsequent to June 30, 2001, 52,630 shares of common stock were returned to treasury in consideration of the cancellation of a loan receivable from one of our officers and directors.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.50 per share (post reverse-split). The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.15 on May 11, 2001 (after giving effect to the reverse-split). Under the terms of these agreements, we issued 30,000,000 shares of our common stock to the following note holders: 2,000,000 shares to BWI Avionics Ltd., 600,000 shares to Granite Communications Inc., and 400,000 shares to Eurogrowth Investments Ltd. BWI Avionics Ltd., Granite Communications Inc., and Eurogrowth Investments Ltd. are non-U.S. persons and the shares were issued outside the United States in reliance upon an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

     Effective August 1, 2001, we completed a 10 (old)-for- 1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At the July 31, 2001, we had 50,803,567 shares of common stock issued and outstanding, and after giving effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding. All share information contained in this quarterly report gives effect to the reverse split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended June 30, 2001, we did not submit any matters to shareholders.

     Subsequent to June 30, 2001, on July 5, 2001, we held our annual general meeting of shareholders. Shareholders representing 3,721,577 (post reverse-split) of the 5,080,357 (post reverse-split) outstanding shares of the Company as of the record date, May 24, 2001, were represented at the Annual Meeting in person or by proxy. The shares represented at the Annual Meeting constituted 73.25% of the outstanding shares. Our shareholders took the following actions:

     Election of Board of Directors

     Our shareholders elected the following persons to serve as members to our board of directors:

     A. Steven Fowler is elected to serve as a Class A director for an initial term of one (1) year;

     B. Joseph Schlader is elected to serve as a Class B director for an initial term of two (2) years; and

     C. William Galine is elected to serve as a Class C director for an initial term of three (3) years.

     Director                        For               Against           Abstain
     --------                        ---               -------           -------

     Steven Fowler                3,718,952             1,440             1,185

     Joseph Schlader              3,718,952             1,440             1,185

     William Galine               3,718,952             1,440             1,185

     Reverse Stock Split

     Our shareholders approved an amendment to our Certificate of Incorporation to effect a stock combination (reverse stock split) pursuant to which every ten
(10) shares of  outstanding of our common stock would be  reclassified  into one
(1) share of common stock.


         For                    Against               Abstain
         ---                    -------               -------
     3,718,062                   2,520                  995

     Share Capital Reduction

     Our shareholders approved an amendment to our Certificate of Incorporation to decrease the authorized share capital of the Company from 150,000,000 shares (consisting of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock) to 60,000,000 shares (consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock).

         For                    Against               Abstain
         ---                    -------               -------
     3,719,197                   1,185                 1,195


     Appointment of Auditors

     Our   shareholders   ratified  the  selection  of  Davidson  &  Company  as
independent auditors.

         For                    Against               Abstain
         ---                    -------               -------
     3,721,127                    450                    0


ITEM 5. OTHER INFORMATION

     Our Chief Financial Officer, Greigory Park, resigned during the quarter ended June 30, 2001. During the quarter ended June 30, 2001, we wrote off a loan receivable from Mr. Park in the amount of $47,741 in consideration of accrued salaries payable to Mr. Park for his services during the first and second quarters of 2001.


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

        Exhibit
        Number      Description
        ------      -----------
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

        10.4(1) Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999

        10.5(1) 85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999

        10.6(1)     Design   and   Development    Agreement   by   and   between
                    Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

        10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

        10.8(2) Lease Agreement by and between Pawnbroker.com, Inc. and Don Pearlman Joint Venture Six dated December 2, 1999

        Exhibit
        Number      Description
        ------      -----------
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

        10.43(6) Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)

        Exhibit
        Number      Description
        ------      -----------
        10.44(7)    18%  Promissory  Note in the  Principal  Amount of  $100,000
                    dated July 19, 2001 issued to Edward Romano.

        10.45(7) Form of Subscription Agreement dated May 11, 2001 - Note Conversion
-------------------

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

          Form 8-K filed on July 19, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: September 6, 2001

                                       PAWNBROKER.COM, INC.



                                       By:  /s/ Joseph Schlader
                                            ------------------------------------
                                            Name:  Joseph Schlader
                                            Title: President
                                                   (Principal Executive Officer
                                                    and Principal Financial
                                                    Officer)