Form 10-Q
period 2001-09-30
PAWNBROKER COM INC
filed 2001-11-14
CIK 1058154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ------------------------------------------
                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________.

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

                          November 14, 2001: 5,027,870

                              PAWNBROKER.COM, INC.

                             INDEX TO THE FORM 10-Q
                For the quarterly period ended September 30, 2001


                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION................................................1

     ITEM 1. FINANCIAL STATEMENTS..............................................1

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF  OPERATIONS.......................................17

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK........27


PART II - OTHER INFORMATION...................................................27

     ITEM 1. LEGAL PROCEEDINGS................................................27

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................27

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................28

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............28

     ITEM 5. OTHER INFORMATION................................................29

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................29


SIGNATURES....................................................................34

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
================================================================================

                                                                                  September 30,      December 31,
                                                                                           2001              2000
------------------------------------------------------------------------------------------------------------------
ASSETS

Current
    Cash and cash equivalents                                                      $      8,823     $    231,763
    Prepaid expenses                                                                          -              754
                                                                                   -------------    -------------
    Total current assets                                                                  8,823          232,517
Deposits                                                                                      -            1,695
Capital assets (Note 4)                                                                 164,816          615,350
Domain name (Note 5)                                                                     27,778           59,029
                                                                                   -------------    -------------
Total assets                                                                       $    201,417     $    908,591
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
    Accounts payable and accrued liabilities                                       $    482,330     $    815,727
    Notes payable (Note 6)                                                              236,500        1,500,000
                                                                                   -------------    -------------
    Total current liabilities                                                           718,830        2,315,727
Notes payable (Note 6)                                                                  125,000                -
                                                                                   -------------    -------------
                                                                                        843,830        2,315,727
Stockholders' deficiency
    Capital stock (Note 7)
       Authorized
         10,000,000  preferred shares with a par value of $0.0001
         50,000,000  common shares with a par value of $0.0001
       Issued and outstanding
         September 30, 2001 - 5,027,870 common shares
         December 31, 2000 - 2,070,357 common shares                                        503              207
    Additional paid-in capital                                                        9,250,167        7,634,597
    Deficit accumulated during the development stage                                 (9,893,083)      (9,041,940)
                                                                                   -------------    -------------
    Total stockholders' deficiency                                                     (642,413)      (1,407,136)
                                                                                   -------------    -------------
Total liabilities and stockholders' deficiency                                     $    201,417     $    908,591
==================================================================================================================

History and organization of the Company (Note 1)
Commitments (Note 11)
Subsequent event (Note 13)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
================================================================================


                                            Cumulative
                                          Amounts From
                                           February 5,       Three Month       Three Month       Nine Month        Nine Month
                                               1999 to      Period Ended      Period Ended     Period Ended      Period Ended
                                         September 30,     September 30,     September 30,    September 30,     September 30,
                                                  2001              2001              2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
  Amortization                            $    615,973      $    43,705       $   219,708       $   153,382      $   279,171
  Contract services                            787,066                -           160,134                 -          543,975
  Consulting                                   562,074            6,978            71,086            21,083          491,591
  Finders fee                                   65,000                -                 -                 -           65,000
  General and administrative                 2,432,966           58,851            91,036            90,654        1,526,456
  Marketing and related expenses               769,618           (3,540)           54,663           (16,094)         609,415
  Professional fees                            712,401            2,194           (11,839)          104,386          466,909
  Recovery of operating expenses              (228,109)         (69,116)                -          (228,109)               -
  Rent                                         534,988          (38,284)           55,253           126,978          201,443
  Salary and wages                           2,164,939           41,555           259,621           201,995        1,324,003
  Stock-based compensation                     378,685                -                 -                 -           93,617
  Telephone                                    359,982            5,893            54,186            29,095          254,827
  Travel and related                           364,036           24,579          (144,606)           64,349           93,639
                                          -------------     ------------      ------------      ------------     ------------
                                            (9,519,619)         (72,815)         (809,242)         (547,719)      (5,950,046)
                                          -------------     ------------      ------------      ------------     ------------
OTHER ITEMS
  Interest expense                            (205,805)          (3,220)          (75,991)          (58,869)         (75,991)
  Interest income                               79,998               55             7,791             3,102           25,961
  Loss on disposal of
     capital assets                           (176,983)               -                 -          (176,983)               -
  Write-off of capital assets                  (70,674)               -                 -           (70,674)               -
                                          -------------     ------------      ------------      ------------     ------------
                                              (373,464)          (3,165)          (68,200)         (303,424)         (50,030)
                                          -------------     ------------      ------------      ------------     ------------
Loss for the period                       $ (9,893,083)     $   (75,980)      $  (877,442)      $  (851,143)     $(6,000,076)
==============================================================================================================================
Basic and diluted loss per
  common share (Note 3)                                 $         (0.01)  $         (0.48)  $         (0.22) $         (3.43)
==============================================================================================================================
Weighted average number of
  shares of common stock
  outstanding                                                 5,047,609         1,818,537         3,879,636        1,750,246
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


                                                                                Cumulative
                                                                              Amounts From
                                                                               February 5,       Nine Month        Nine Month
                                                                                   1999 to     Period Ended      Period Ended
                                                                             September 30,    September 30,     September 30,
                                                                                      2001             2001              2000
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                      $ (9,893,083)      $  (851,143)     $(6,000,076)
    Items not affecting cash:
       Amortization                                                               615,973           153,382          279,171
       Stock-based compensation                                                   378,685                 -           93,617
       Loss on disposal of assets                                                 176,983           176,983                -
       Recovery of operating expenses                                            (228,109)         (228,109)               -
       Interest accrued on notes payable                                          154,104            58,869                -
       Write-off of capital assets                                                 70,674            70,674                -

    Net change in non-cash working capital items:
       Increase in accounts receivable                                            (47,238)          (47,238)
       Decrease in prepaid expenses                                                     -               754            2,106
       Increase (decrease) in accounts payable and accrued liabilities            827,552            (1,053)         735,667
                                                                             -------------      ------------     ------------
    Net cash used in operating activities                                      (7,944,459)         (666,881)      (4,889,515)
                                                                             -------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of capital assets                                                 (1,011,971)                -         (274,087)
    Purchase of domain name                                                      (125,000)                -                -
    Acquisition of cash on purchase of subsidiary                                   8,007                 -                -
    Proceeds from disposal of capital assets                                       80,746            80,746           64,015
    (Increase) decrease in deposits                                                     -             1,695         (174,705)
                                                                             -------------      ------------     ------------
    Net cash provided by (used in) investing activities                        (1,048,218)           82,441         (384,777)
                                                                             -------------      ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debenture                                           500,000                 -          500,000
    Capital lease obligations                                                           -                 -          (94,568)
    Proceeds from notes payable                                                 1,861,500           361,500        1,500,000
    Proceeds from issuance of common stock                                      6,640,000                 -        3,501,500
                                                                             -------------      ------------     ------------
    Net cash provided by financing activities                                   9,001,500           361,500        5,406,932
                                                                             -------------      ------------     ------------
Change in cash position for the period                                              8,823          (222,940)         132,640

Cash and cash equivalents, beginning of period                                          -           231,763          917,367
                                                                             -------------      ------------     ------------
Cash and cash equivalents, end of period                                     $      8,823       $     8,823      $ 1,050,007
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


                                                                                                        Deficit
                                                                                                 Accumulated
                                                          Common Stock             Additional      During the           Total
                                                  ----------------------------        Paid-in     Development   Stockholders'
                                                      Shares          Amount         Capital           Stage          Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 1999                                 -        $       -      $        -      $         -      $        -

  Common stock issued for cash                       850,000              85          80,415                -          80,500
                                                 ------------      ------------    ------------    ------------   ------------
Balance, March 31, 1999                              850,000              85          80,415                -          80,500

  Capital stock of Pawnbroker.com, Inc.
    at April 6, 1999                                 112,475              11          26,257                -          26,268
  Deficit of  Pawnbroker.com, Inc. at
    April 6, 1999                                          -               -         (23,261)               -         (23,261)
  Common stock issued pursuant to the
    acquisition of Pawnbroker.com, Inc.
     (Nevada)                                        624,000              62               -                -              62
  Common stock issued for cash                       130,000              13       3,002,987                -       3,003,000
  Share cancellation                                 (25,000)             (3)           (247)               -            (250)
  Common stock issued on exercise of
    share purchase warrants                           65,000               7       1,501,493                -       1,501,500
  Stock-based compensation for options
    issued to consultants and non-employees                -               -          93,617                -          93,617
  Loss for the year                                        -               -               -       (4,706,109)     (4,706,109)
                                                 ------------      ------------    ------------    ------------   ------------
Balance, March 31, 2000                            1,756,475             175       4,681,261       (4,706,109)        (24,673)

Common stock issued for conversion of
  convertible debenture                               26,882               3         499,997                -         500,000
Common stock issued for cash                         100,000              10       1,999,990                -       2,000,000
Common stock issued on exercise of
  stock options                                      187,000              19         168,281                -         168,300
Stock-based compensation for options
  issued to consultants and non-employees                  -               -         285,068                -         285,068
Loss for the period                                        -               -               -       (4,335,831)     (4,335,831)
                                                 ------------      ------------    ------------    ------------   ------------
Balance, December 31, 2000                         2,070,357             207       7,634,597       (9,041,940)     (1,407,136)

  Common stock issued on exercise of
    stock options                                     10,000               1           8,999                -           9,000
  Common stock issued to settle debt               3,000,000             300       1,653,804                -       1,654,104
  Share cancellation                                 (52,487)             (5)        (47,233)               -         (47,238)
  Loss for the period                                      -               -               -         (851,143)       (851,143)
                                                 ------------      ------------    ------------    ------------   ------------
Balance, September 30, 2001                        5,027,870       $     503      $9,250,167      $(9,893,083)     $ (642,413)
=============================================================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================



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

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 850,000 common shares. As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present the consolidated financial position of the companies as at September 30, 2001 and December 31, 2000 and the results of operations of Eriko for the period ended September 30, 2001 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition. The number of shares outstanding at September 30, 2001 and December 31, 2000 as presented are those of Pawnbroker.com, Inc.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at September 30, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


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

     The Company is in the process of restructuring its business and developing a new business plan and strategy under which it intends to provide financial services by offering secured loans to pawnbrokers and to operate a web site that provides pawnbroker industry specific business-to-business services. The Company is in the process of finalizing a business plan and attempting to restructure its liabilities to allow it to raise financing to fund the development of its planned business and its working capital requirements. Over the next twelve months, the Company plans to raise cash through additional debt and equity financing. The Company currently does not have sufficient working capital to finance its planned business strategy and may be unable to continue as a going concern.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


2.   GOING CONCERN (cont'd...)

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     On March 1, 2001, the Company terminated facilitating transactions on their website and suspended operations.

     ===========================================================================================
                                                                 September 30,     December 31,
                                                                          2001             2000
     -------------------------------------------------------------------------------------------
     Deficit accumulated during the development stage           $ (9,893,083)      $(9,041,940)
     Working capital (deficiency)                                    (710,007)      (2,083,210)
     ===========================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Digital Signs, Inc., Eriko Internet Inc. and Pawnbroker.com, Inc. (a Nevada corporation). All significant inter-company balances and transactions have been eliminated upon consolidation.

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

     Loss per share

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" requires basic and diluted earnings per share to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Income taxes

     Income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Comparative figures

     Certain comparative figures have been reclassified to conform with the presentation adopted for the current year.

     Accounting for derivative instruments and hedging activities

     Effective August 31, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. The impact of this statement did not have a material effect on the Company's consolidated financial statements.

     Stock-based compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

     The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Capital assets

     Capital assets are recorded at cost less accumulated amortization. The cost of capital assets is amortized using the straight-line method over the following estimated useful lives of the related assets:

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

     Financial instruments

     The Company's financial instruments consists of cash and cash equivalents, accounts payable and accrued liabilities and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carry values, unless otherwise noted.


4.   CAPITAL ASSETS

        ================================================================================================
                                                                                  Net Book Value
                                                                       --------------------------------
                                                           Accumulated   September 30,     December 31,
                                                 Cost     Amortization            2001             2000
        ------------------------------------------------------------------------------------------------
        Furniture and fixtures              $  64,970     $    27,285     $    37,685      $    47,432
        Computer equipment                    224,994         100,106         124,888          502,986
        Computer software                     275,381         275,381               -           61,066
        Leasehold improvements                  4,990           2,747           2,243            3,866
                                            ----------    ------------    ------------     -------------
                                            $ 570,335     $   405,519     $   164,816       $  615,350
        ================================================================================================

 PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


5.   DOMAIN NAME

     ==========================================================================
                                                 September 30,     December 31,
                                                          2001             2000
     --------------------------------------------------------------------------
     Domain name                                 $    125,000      $   125,000
     Less:  Accumulated amortization                  (97,222)         (65,971)
                                                 -------------     ------------
                                                 $     27,778      $    59,029
     ==========================================================================


6.   NOTES PAYABLE

     ======================================================================================================================
                                                                                            September 30,     December 31,
                                                                                                     2001             2000
     ----------------------------------------------------------------------------------------------------------------------
     Line of credit from BWI Avionics Ltd., bearing interest at 12% per annum, due and payable on May 1, 2001. The note is personally guaranteed by two directors of the Company up to $500,000 each. During the period ended
         September 30, 2001, the Company converted the debt into 2,000,000 common
         shares of the Company.                                                              $         -     $   1,000,000

     Promissory note from Granite  Communications  Inc., bearing interest at 10% per annum,  payable on July 15,  2001.  During the period  ended  September 30,
         2001,  the Company  converted  the debt into 600,000  common  shares of the
         Company.                                                                                      -           300,000

     Loan payable from  Eurogrowth  Investments  Ltd.,  bearing  interest at 12% per annum,  payable on July 15,  2001.  During the period  ended  September 30,
         2001,  the Company  converted  the debt into 400,000  common  shares of the
         Company.                                                                                      -           200,000

     Promissory note from Pacific Pawnbroker,  non-interest  bearing,  unsecured and
         payable on demand.                                                                       36,500                 -

     Promissory  note from  various  parties,  bearing  interest  at 18% per  annum,
         unsecured, and payable on December 31, 2003.                                             70,000                 -

     Promissory note, bearing interest at 18% per annum,  unsecured,  and payable on
         October 19, 2001.                                                                       100,000                 -

     Promissory note, bearing interest at 18% per annum,  unsecured,  and payable on
         February 21, 2002.                                                                      100,000                 -


                               - continued -

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


6.   NOTES PAYABLE (cont'd...)

     ======================================================================================================================
                                                                                            September 30,     December 31,
                                                                                                     2001             2000
     ----------------------------------------------------------------------------------------------------------------------
Continued.....
        Convertible  debentures  from  various  parties,  bearing  interest  at 18% per
            annum, unsecured, and payable on December 31, 2003.                                   55,000                 -
                                                                                            --------------   --------------
                                                                                                 361,500     $   1,500,000
        Less:  current portion                                                                  (236,500)       (1,500,000)
                                                                                            --------------   --------------
                                                                                             $   125,000     $           -
        ====================================================================================================================


7.   CAPITAL STOCK

     On April 6, 1999, Pawnbroker acquired all the issued and outstanding share capital of Eriko Internet Inc. As consideration, Pawnbroker issued 850,000 common shares for cash proceeds of $80,500.

     On May 19, 1999, a shareholder of Pawnbroker surrendered 25,000 shares of common stock which were initially issued as part of the total shares issued for the acquisition of Eriko Internet Inc. Capital stock and contributed surplus have been reduced by $1 and $249 respectively to eliminate the values initially recorded on issuance.

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

     In December, 2000, the Company issued 187,000 common shares upon exercise of stock options at a price of $0.90 per share.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


7.   CAPITAL STOCK (cont'd...)

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

     On August 3, 2001, a shareholder of Pawnbroker surrendered 52,487 shares of common stock which were initially issued by exercise of stock options.
     Capital stock and contributed surplus have reduced by $5 and $47,233, respectively, to eliminate the value initially recorded on issuance.


8.   STOCK OPTIONS AND WARRANTS

     At September 30, 2001, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

        ==============================================================================================================
             Number           Exercise
          of Shares              Price         Expiry Date
        --------------------------------------------------------------------------------------------------------------
             25,000           $  67.50         November 1, 2002
             15,000              67.50         3 years from the date when the Company  receives a specified amount of financing in private or public offerings after November 1, 1999.
              8,200              67.50         September 1, 2002
             93,009      45.00 - 81.30         3 years from the  initial  vesting  dates of the stock  options,  over periods ranging from September 13, 2002 to March 15, 2003.
              5,000              15.30         September 25, 2003
        ==============================================================================================================


     The following warrants were outstanding at September 30, 2001:

    ===========================================================================
          Number                   Exercise
       of Shares                      Price                   Expiry Date
    ---------------------------------------------------------------------------
           7,200                   $  67.50                   May 10, 2003
           5,882                      48.90                   June 7, 2003
          33,426                      35.90                   July 7, 2003
         150,000                      20.00                   October 11, 2005
    ============================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


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

     Following is a summary of the stock option activity:

     ===========================================================================
                                                                       Weighted
                                                                        Average
                                                         Number        Exercise
                                                      of Shares           Price
     ---------------------------------------------------------------------------
     Outstanding at March 31, 1999                            -     $         -

         Granted                                         40,000           67.50
         Forfeited                                            -               -
         Exercised                                            -               -
                                                    -----------
     Outstanding at March 31, 2000                       40,000           67.50

         Granted                                        489,667           40.90
         Forfeited                                     (193,557)          71.00
         Exercised                                     (187,000)           0.90
                                                    -----------
     Outstanding at December 31, 2000                   149,110           77.40

         Granted                                         10,000            0.90
         Forfeited                                       (2,900)          52.30
         Exercised                                      (10,000)           0.90
                                                    -----------
     Outstanding at September 30, 2001                  146,210           67.40
     ===========================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE (cont'd...)

     Following is a summary of the status of options outstanding at September 30, 2001:

     ===================================================================================================
                                     Outstanding Options                      Exercisable Options
                              --------------------------------------    -------------------------------
                                              Weighted
                                               Average      Weighted                           Weighted
                                             Remaining       Average                            Average
                                           Contractual      Exercise                           Exercise
     Exercise Price              Number           Life         Price             Number           Price
     ---------------------------------------------------------------------------------------------------
     $ 67.50                     40,000           2.42        $67.50             25,000          $67.50
       45.00 - 81.30             93,010           1.80         67.10             17,467           63.10
       67.50                      8,200           1.92         67.50             15,233           67.50
       15.30                      5,000           2.73         15.30                  -           15.30
     ===================================================================================================

     Compensation

     The Company has granted 53,200 options to consultants and non-employees which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended September 30, 2001 was $Nil (2000 - $93,617).

     The Company has 93,010 options granted to employees outstanding at September 30, 2001. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating these options been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

     =====================================================================================
                                                             Nine Month        Nine Month
                                                           Period Ended      Period Ended
                                                          September 30,     September 30,
                                                                   2001              2000
     -------------------------------------------------------------------------------------
     Loss for the period
         As reported                                       $  (851,143)     $ (6,000,076)
                                                           ============     =============
         Pro-forma                                         $  (851,143)     $(10,642,613)
                                                           ============     =============
     Basic and diluted loss per share
         As reported                                       $     (0.22)     $      (3.43)
                                                           ============     =============
         Pro-forma                                         $     (0.22)     $      (6.08)
     =====================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


9.   STOCK BASED COMPENSATION EXPENSE (cont'd.....)

     The fair value of each option granted is estimated using the Black-Scholes Model. The assumptions used in calculating fair values are as follows:


    ============================================================================
                                                      Nine Month     Nine Month
                                                    Period Ended   Period Ended
                                                   September 30,  September 30,
                                                            2001           2000
    ----------------------------------------------------------------------------
    Risk-free interest rate                                -             5.94%
    Expected life of the options                           -            1 year
    Expected volatility                                    -               32%
    Expected dividend yield                                -                -
    ============================================================================


10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


    ============================================================================
                                                    Nine Month       Nine Month
                                                  Period Ended     Period Ended
                                                 September 30,    September 30,
                                                          2001             2000
    ----------------------------------------------------------------------------

    Cash paid for income taxes                 $           -    $           -

    Cash paid for interest                                 -                -
    ============================================================================


     Non-cash investing and financing transactions during the period from January 1, 2001 to September 30, 2001 were as follows:

     a)   During the period,  employee  stock options were  exercised to acquire
          10,000 shares of common stock at a price of $0.90 per share in exchange for settlement of accounts payable totalling $9,000.

     b) During the period, the Company converted notes payable in the amount of $1,500,000 plus accrued interest of $154,104 into 3,000,000 common shares of the Company.

     c) During the period, 52,487 common shares of the Company were returned to treasury in exchange for a receivable of $47,238.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


11.  COMMITMENTS

     a) The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

           Future annual lease payments are as follows:

             2001                                          $       43,291
             2002                                                 108,417
             2003                                                  18,565
             2004                                                   2,038

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

     The Company has not recorded potential future income tax benefits of $3,363,648 in operating losses which, if unutilized, expire as follows:

        2019                                          $     1,898,381
        2020                                                7,143,559
        2021                                                  851,143
                                                      ---------------
                                                      $     9,893,083

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

     ===============================================================================================================
                                                                                        Nine Month       Nine Month
                                                                                      Period Ended     Period Ended
                                                                                     September 30,    September 30,
                                                                                              2001             2000
     ---------------------------------------------------------------------------------------------------------------
     U.S. federal statutory graduated rate                                                 34.00%           34.00%
     State income tax rate, net of federal benefit                                          7.00%            7.00%
     Net operating loss for which no tax benefit is currently available                   (41.00)%         (41.00)%
                                                                                   -------------    -------------
                                                                                            0.00%            0.00%
     ===============================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001
================================================================================


12.  INCOME TAXES (cont'd.....)

     The Company's total deferred tax asset is as follows:

     =================================================================================================
                                                                       September 30,    September 30,
                                                                                2001             2000
     -------------------------------------------------------------------------------------------------
     Tax benefit of net operating loss carryforward                  $     3,363,648  $     2,672,641
     Valuation allowance                                                  (3,363,648)      (2,672,641)
                                                                     ---------------  ---------------
                                                                     $             -  $             -
     =================================================================================================

     At September 30, 2001, deferred taxes consisted of a net tax asset of $3,363,648 due to operating loss carryforwards of $9,893,083 which was fully allowed for in the valuation allowance of $3,363,648. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery. The change in the valuation allowance for the nine month period ended September 30, 2001 was $289,388.

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


13.  SUBSEQUENT EVENT

     Subsequent to period end the Company obtained bridge loans in the amount of $80,000 from various parties, evidenced by convertible debentures, bearing interest at 18% per annum, and payable on December 31, 2003.

NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: our limited operating history; our history of losses; our lack of adequate working capital to fund its operations; risks related to our ability to continue as a going concern; need for additional capital; risks involving new product development; risk related to developing a financial services business; credit risk related to lending money to pawnbrokers; competition; management of growth and integration; risks of technological change; our dependence on key personnel, marketing relationships with pawnshops and third-party suppliers; our ability to protect its intellectual property rights; government regulation of the financial services, Internet commerce and the pawn industry; economic and political uncertainties in the capital markets; dependence on continued growth in use of Internet; liability for Internet content; uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under "Description of Business - Risk Factors" in this annual report. Certain of the forward looking statements contained in this registration statement are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors".

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

     We are in the process of restructuring our business and developing a new business plan and strategy under which we intend to provide financial services by offering secured loans to pawnbrokers and to operate a web site that provides pawnbroker industry specific business-to-business services. We have been finalizing a business plan and attempting to restructure our liabilities to allow us to raise financing to fund the development of our planned business and our working capital requirements. We currently do not have sufficient working capital to finance our planned business strategy and may be unable to continue as a going concern.

     In their independent auditor's report dated May 10, 2001 related to our audited financial statements for December 31, 2000, Davidson & Company, Chartered Accountants, expressed doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We had a working capital deficiency of $2,083,210 at December 31, 2000, and a working capital deficiency of $710,007 at September 30, 2001. The decrease in our working capital deficit was a result of our conversion of certain notes payable into common shares during the quarter ended June 30, 2001. See "Liquidity and Capital Resources." We intend to address this going concern issue by raising capital through equity, debt or convertible securities financing. We are currently seeking financing by presenting our business plan to potential investors. If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2001 Compared to September 30, 2000

     Revenues. We had no revenues from operations.

     Salaries and Payroll. Salaries and wage expenses for three months ended September 30, 2001 decreased to $45,555 from $259,621 for the same period in 2000. During the third quarter 2000, we incurred significant salaries and wage expense as a result of hiring personal to meet our needs as we attempted to execute our business plan, including our hiring in the areas of product development, sales and marketing and general and administrative. During the fourth quarter ended December 31, 2000, we began consolidating our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and by laying off personnel in those offices. During the first quarter 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. We intend to hire additional employees and management with experience in the financial service industry to assist us with implementing our financial service business strategy, assuming we can raise adequate funding to finance our plan of operation.

     Contract Services. Outside service expense for three months ended September 30, 2001 were nil compared to $160,134 in the same quarter of 2000, which consist primarily of contract services for investor relations, public relations and market research. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with contract service providers. We may incur contract service expenses related to regulatory compliance and research to develop our financial services business during the remainder of 2001.

     Consulting. Consulting expense for three months ended September 30, 2001 were $6,978 compared to $71,086 during the same period in 2000. Consulting expenses during the three month period ended September 30, 2000 consisted primarily of assistance related to the evaluation and development of our Internet business strategies, development of a Internet business plan and interim executive personnel. These costs were associated with the development of our business strategy to offer the merchandise of pawnshops over the Internet. Subsequent to December 31, 2000, we suspended our business operations and terminated all our arrangements with our consultants. As a result, we anticipate that we may incur nominal expenses related to consulting expenses during the third and fourth quarters of 2001, but that consulting expenses will increase in 2002 as we begin the process of implementing our business strategy of offering financial services to pawnbrokers. We intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings, assuming we can raise adequate funding to finance our plan of operation.

     Professional Fees. Professional fees for three months ended September 30, 2001 were $2,194. We had an adjustment to professional fees of $11,839 for the quarter ended September 30, 2000, resulting primarily from our renegotiation of debt incurred for expenses previously accrued. Professional fees consist primarily of legal and accounting expenses. During 2000, we incurred substantial professional fees expenses related to legal and accounting support during the development of our Internet business and expenses related to preparing filings to comply with our Securities and Exchange Commission reporting obligations. The decrease in professional expense resulted from our lack of working capital and our reduction in the use of our legal counsel and accounting professionals during 2001. We anticipate that expenses related to professional fees may decline during 2001, as we have been relatively inactive during the first two quarters of 2001. However, professional fees may increase if we obtain additional financing to undertake research related to our financial services business and the development of documents, forms and procedures related to such business.

     Marketing and Related Expense. Marketing and related expenses for three months ended September 30, 2001 were $(3,540) (resulting from an adjustment of accrued expenses) compared to $54,663 for the same period in 2000. During the quarter ended September 30, 2001, we had an adjustment to marketing and related expenses related to a discount received from a provider. Marketing and related expenses in 2000 consisted primarily of creative printing and advertising. Marketing expenses are expected to be substantially lower during 2001 than in 2000, as we have suspended our operations and do not anticipate that we will begin to market our financial and business-to-business services until at least the fourth quarter of 2001 or first quarter of 2002.

     General and Administrative. General and administrative related expenses for three months ended September 30, 2001 were $58,851, compared to $91,036 during 2000. General and administrative related expense for three months ended September 30, 2000 consisted primarily of general office, printing, purchased software, recruiting and facility costs associated with the development of our Internet business and maintaining offices in Reno, Philadelphia and California. General and administrative expenses are expected to remain lower than the levels experienced in 2000, as we have consolidated our operations into one office in Reno, Nevada.

     Travel and Related. Travel and related expenses for three months ended September 30, 2001 were $24,579 compared to $(144,606) (resulting from an adjustment to previously accrued expenses) during the same period in 2000. Travel and related expenses during the September 30, 2001 quarter related primarily to travel for raising capital and business development activities. Travel expenses during the third quarter 2000 were adjusted to reflect our renegotiation of certain debt incurred for travel expenses previously accrued and for other adjustments. Travel and related expenses are expected to be consistent with the levels in the first and second quarters 2001 during the remaining quarters of 2001.

     Recovery  of  Operating  Expenses.  During  the three  month  period  ended
September 30, 2001, we had a $69,116 adjustment in recovery of operating expenses resulting primarily from adjustments to certain expenses previously accrued.

     Loss. Our loss for three months ended September 30, 2001 was $75,980 or $0.01 per share compared to $877,442 or $0.48 per share during the same period in 2000, a decrease of $801,462. The decrease resulted from the suspension of our web site operations during the first half of 2001 and our restructuring. During the three month period ended September 30, 2000, we incurred substantial costs associated with the development and launch of the Pawnbroker.com web site and business, including corporate acquisition expenses, developing our business plan, product development expenses, sales and marketing expenses and administrative expenses. We anticipate that we will continue to incur losses during the third quarter 2001 at a level approximately as that recorded during the second quarter 2001, and that losses will increase during the fourth quarter of 2001 and into 2002 as we anticipate that we will begin implementing our new business strategy, assuming adequate financing is available. See "Plan of Operation."


Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

     Revenues. We had no material revenues from operations.

     Salaries and Payroll. Salaries and wage expenses for nine months ended September 30, 2001 decreased to $201,995 from $1,324,003 for the same period in 2000. During the nine months ended 2000, we incurred significant salaries and wage expense as a result of hiring personal to meet our needs as we attempted to execute our Internet business plan, including our hiring in the areas of product development, sales and marketing and general and administrative. We consolidated our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and by laying off personnel in those offices. During the nine months ended 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. During the nine month period ended September 30, 2000, we had stock based compensation of $93,617, compared to no stock based compensation during the same period in 2001.

     Contract Services. Outside service expense for nine months ended September 30, 2001 were nil compared to $543,975 in the same quarter of 2000, which consist primarily of contract services for investor relations, public relations and market research.

     Consulting. Consulting expense for nine months ended September 30, 2001 were $21,083 compared to $491,591 during the same period in 2000. Consulting expenses during the nine month period ended September 30, 2000 consisted primarily of assistance related to the evaluation and development of our Internet business strategies, development of a Internet business plan and interim executive personnel. We anticipate that we may incur nominal expenses related to consulting expenses during the fourth quarter of 2001, but that consulting expenses will increase in the 2002 as we intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings, assuming adequate financing is available.

     Professional Fees. Professional fees for nine months ended September 30, 2001 were $104,386 compared to $466,909 for the same period in 2000. Professional fees consist primarily of legal and accounting expenses. The decrease in professional expense resulted from our lack of working capital and our reduction in the use of our legal counsel and accounting professionals during 2001. During the nine months ended September 30, 2000, we incurred substantial professional fees expenses related to legal and accounting support during the development of our Internet business and expenses related to preparing filings to comply with our Securities and Exchange Commission reporting obligations.

     Marketing and Related Expense. Marketing and related expenses for nine months ended September 30, 2001 were $(16,094) (resulting from an adjustment to previously accrued expenses) compared to $609,415 for the same period in 2000. During the quarter ended September 30, 2001, we received an adjustment from a service provider. Marketing and related expenses in 2000 consisted primarily of creative printing and advertising. Marketing expenses are expected to be substantially lower during 2001 than in 2000, as we have suspended our operations.

     General and Administrative. General and administrative related expenses for nine months ended September 30, 2001 were $90,654, compared to $1,526,456 during 2000. General and administrative expenses are expected to remain lower than the levels experienced in 2000, as we have consolidated our operations into one office in Reno, Nevada.

     Travel and Related. Travel and related expenses for nine months ended September 30, 2001 were $64,349 compared to $93,639 during the same period in 2000. Travel and related expenses related primarily to travel for raising capital and business development activities. Travel and related expenses are expected to be consistent with the levels in the first nine months of 2001 during the remainder of 2001.

     Recovery of Operating Expenses. During the nine month period ended September 30, 2001, we had $228,109 in recovery of operating expenses resulting from our negotiation and settlement of debt owed to creditors, offset by a write-off of a loan receivable from one of our former officers in consideration of accrued salaries for his services, and an adjustment related to accrued liabilities for an equipment lease which was terminated. This reduction in obligations to our creditors is expected to continue as our management has determined such restructuring is required to allow us to raise additional financing to be able to continue as a going concern and to fund our plan of operation. Future restructuring and settlement of creditor obligations may result in additional recovery of operating expenses during 2001, but there can be no assurance that we will successfully restructure or settle such obligations.

     Loss. Our loss for nine months ended September 30, 2001 was $851,143 or $0.22 per share compared to $6,000,076 or $3.43 per share during the same period in 2000, a decrease of $5,148,933. Our loss during the nine month period ended September 30, 2001 included interest expenses of $58,869 offset by interest income of $3,102, loss on disposal of capital assets of $176,983 and write-off of capital assets of $70,674. The decrease in our losses in 2001 compared to 2000 resulted from the suspension of our web site operations and our restructuring.

Liquidity and Capital Resources

     In their independent auditor's report dated May 10, 2001 related to our audited financial statement for December 31, 2000, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of September 30, 2001, we had cash and cash equivalents of $8,823 and a working capital deficit of $710,007, which includes current liabilities of $718,830.

     During the nine months ended September 30, 2001, we received no revenues from our operations and we used net cash of $666,881 in operating activities. We received $361,500 from financing activities (the issuance of promissory notes) during the nine months ended September 30, 2001. We had a net change in cash position of negative $222,940. Our use of cash during such period was primarily as a result of expenses related to sustaining our operations for salary expenses, professional fees and expenses related to general administrative expenses and overhead.

     Our use of cash during the first nine months of 2001 in operating activities declined from levels of cash used in operating activities for the same period in 2000 ($4,889,515), as we have consolidated our operations in our Reno office and have suspended our business operations related to facilitating transactions between pawnshops and customers through our web site. We anticipate that our working capital needs will increase during the remainder of 2001 and into 2002, as we attempt to raise additional financing and to implement our new business plan. We will continue to incur losses until we can generate revenues from financings and membership fees and from business to business revenue opportunities. We do not anticipate we will begin to generate any revenues until we can offer our financial services, which is not anticipated to occur until the first half of 2002, assuming sufficient financing is available.

     We estimate that our minimum cash requirements to implement our plan of operation is between approximately $3 million to $9 million during 2002, primarily for capital to provide loans to qualified pawnbrokers; expenses related to general over head and administration, regulatory research and licensing; preparing documents, forms and procedures to offer our planned financial services; costs associated with developing our business-to-business web site and costs related to marketing our financial and business-to-business services. See "Plan of Operation." We are currently in the process of seeking sufficient financing to implement our business strategy.

     As part of our plan to raise additional financing to fund our Plan of Operation, we began to implement a capital restructuring plan under which (i) we completed a reverse split of our issued and outstanding common stock and (ii) negotiated the conversion of certain outstanding debt into shares of our common stock.

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

     On July 5, 2001, we held our annual general meeting of shareholders at which our shareholders approved an amendment to our Certificate of Incorporation to effect a stock combination (reverse stock split) pursuant to which every ten
(10) shares of outstanding common stock would be reclassified into one (1) share of common stock. See "Submissions of Matters to a Vote of Security Holders."

     We filed an amendment to our certificate of incorporation to effect the reverse-split of our issued and outstanding common stock and to decrease our authorized capital, effective August 1, 2001. Our trading symbol on the National Association of Securities Dealers Over-the-Counter Bulletin Board was changed to "PBOK."

     During the past year, we have been attempting to raise the capital required to fund our Plan of Operation, but our efforts have only been marginally successful. Since January 1, 2001, we have raised only $361,500, in the form of short-term bridge financing as follows:

     Lender                    Instrument/Terms                                Principal Amount
     ------                    ----------------                                ----------------
     Pacific Pawnbroker        Demand promissory note, unsecured, without         $  36,500
                               interest
     Various Parties           Promissory note, unsecured, bearing interest       $  70,000
                               at 18% per annum, due December 31, 2003
     Edward Rumano             Promissory note, unsecured, bearing interest       $ 100,000
                               at 18% per annum, due October 19, 2001
     Various Parties           Promissory note, unsecured bearing interest        $ 100,000
                               at 18%, payable on February 21, 2002
     Others                    Convertible debentures, unsecured, bearing         $  55,000
                               interest at 18% per annum, due December 31,
                               2003
                                                                               ----------------
                               Total                                              $ 361,500

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

Plan of Operation

     Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third-party vendors, experience of management and the decisions of our management. Our plan of operation for the remainder year ending December 31, 2001 and during the first two quarters ended June 30, 2002, is as follows:

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

     In order to reduce our cash requirements, we intend to outsource certain development, marketing, human resources, legal and accounting functions. Similarly, in order to reduce capital expenditures, we intend to enter into leasing agreements for hardware and other equipment requirements as required.

Capital Obligations and Commitments

     As of September 5, 2001, we have commitments related to a $100,000 promissory note, bearing interest at the annual rate of 18%, due October 19, 2001; a $100,000 promissory note, bearing interest at the annual rate of 18%, due February 21, 2002; $70,000 promissory notes, bearing interest at the annual rate of 18%, due December 31, 2003; and demand promissory notes in the aggregate principal amount of $36,500. We have also issued convertible debentures in the principal amount of $55,000, bearing interest at the annual rate of 18%, which are due December 31, 2003, and convertible into Pawnbroker.com common shares at $1.00 per share. In addition, we estimate that our initial cash requirements are approximately $90,000 a month, principally for salaries, professional services, marketing and office expenses. We anticipate that our cash requirements will increase to approximately $126,000 to $150,000 per month in the fourth quarter 2001 and first quarter 2002 as a result of costs related to raising capital; professional services associated with the research related to regulatory requirements of our financial services; development of documents, forms and procedures to offer loans to pawnbrokers in targeted states; hiring of management with experience in the financial services industry; development of our website to enable the application loan process related to our financial services; web site and technology development costs related to development of the services for our business-to-business web site; increased salary and related expenses associated with the implementation of our business strategy; and costs associated with marketing our web site.

     We estimate that the cost to develop the technology to launch and operate our business-to-business web site will be approximately $50,000. We intend to engage a third-party developer to develop our business-to-business web site based in part, if feasible, on the technology which we developed for our pawnbroker.com web site. We have not made any arrangements for such development and currently do not have sufficient working capital to commence such development efforts. Actual costs to development our business-to-business web site may be significantly higher than our estimates, in which case, we intend to scale-down the services proposed to be offered until appropriate levels of financing are available.

     We intend to compete in the highly competitive financial services industry. We will compete against companies that have substantially greater financial, technical and other resources than us. Several competitors already have established web sites, brand names, strategic relationships and other web sites and user loyalty, all of which create a competitive advantage over us. We have not yet begun the process of determining the regulatory requirements for conducting our proposed financial services business and we do not currently have sufficient working capital to implement our planned business strategy. During 2000 and the first nine months of 2001, several Internet related companies have failed or been acquired by larger competitors. Competitive pressures, lack of adequate financing, failure to gain market acceptance and the slow down in the economy are some of the factors that have caused such companies to fail. We face these same challenges, and we cannot guarantee that we will be able to compete effectively or that we will obtain sufficient financing to develop a commercially viable business.

     Our ability to implement our proposed business plan is subject to obtaining adequate financing. We currently do not have sufficient financing to continue as a going concern; however, based on our discussions with potential investors, we believe that we can raise additional financing if we are able to restructure our liabilities. Recent political and economic uncertainties resulting from a downturn in the economy and the events of September 11, 2001, have increased the difficulty of obtaining financing on acceptable terms. In order to implement our business plan, we anticipate that we will enter into financing arrangements in which we will issue equity, debt, convertible securities or a combination of these. Such financing arrangements are anticipated to result in additional dilution to our existing shareholders. We cannot assure you that we will be able to restructure our liabilities or that we will successfully obtain additional financing. If we are unsuccessful at either of these, we will not be able to continue as a going concern and we may be required to liquidate our company or declare bankruptcy.


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


PART II OTHER INFORMATION

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

     During the quarter ended September 30, 2001, we issued convertible debentures in the principal amount of $55,000 to accredited investors. The debentures bear interest at the rate of 18% per annum, are due December 31, 2003, and are convertible into common stock of Pawnbroker.com, Inc. at $1.00 per share. We issued the debentures in reliance upon an exemption from registration available under Rule 506 of Regulation D promulgated under the Securities Act of 1933.


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

          B. Joseph Schlader is elected to serve as a Class B director for an initial term of two (2) years; and

          C. William Galine is elected to serve as a Class C director for an initial term of three (3) years.


           Director               For            Against          Abstain
           --------            ---------        ---------        ---------

        Steven Fowler          3,718,952          1,440            1,185

        Joseph Schlader        3,718,952          1,440            1,185

        William Galine         3,718,952          1,440            1,185

     Reverse Stock Split

     Our shareholders approved an amendment to our Certificate of Incorporation to effect a stock combination (reverse stock split) pursuant to which every ten
(10) shares of  outstanding of our common stock would be  reclassified  into one
(1) share of common stock.


           For                         Against                  Abstain
        ---------                     ---------                ---------
        3,718,062                       2,520                     995


     Share Capital Reduction

     Our shareholders approved an amendment to our Certificate of Incorporation to decrease the authorized share capital of the Company from 150,000,000 shares (consisting of 100,000,000 shares of common stock and 50,000,000 shares of preferred stock) to 60,000,000 shares (consisting of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock).

           For                         Against                  Abstain
        ---------                     ---------                ---------
        3,719,197                       1,185                   1,195


     Appointment of Auditors

     Our   shareholders   ratified  the  selection  of  Davidson  &  Company  as
independent auditors.

           For                         Against                  Abstain
        ---------                     ---------                ---------
        3,721,127                         450                      0


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

          3.7 Certificate of Amendment of Certificate of Incorporation effective August 1, 2001

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

         10.17(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

         10.18(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

         10.19(4) Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

         10.20(4) Registration Rights Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

         10.21(4)   Agreement related to the Loan Agreement dated June 7,
                    2000

         10.22(4) Form of 9% Convertible Debenture issued to Lamothe Investing Corp.

         10.23(4)   Form of Warrant issued to Lamothe Investing Corp.

         Exhibit
         Number     Description
         ------     -----------
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

         10.43(6) Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)

         10.44(7) 18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.

         Exhibit
         Number     Description
         ------     -----------
         10.45(7)   Form of  Subscription  Agreement  dated May 11,  2001 - Note
                    Conversion
        -----------------
         (1)  Previously filed September 1, 1999 on Form 10.
         (2)  Previously filed October 13, 1999 on Form 10/A.
         (3)  Previously filed on June 1, 2000 on Form 8-K.
         (4)  Previously filed on June 30, 2000 on Form 10-K.
         (5)  Previously filed on July 31, 2000 on Form S-1.
         (6)  Previously filed on November 14, 2000 on Form 10-Q.
         (7)  Previously filed on May 15, 2001 on Form 10-K.


     b)   Reports on Form 8-K

          Form 8-K filed on July 19, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 14, 2001

                                 PAWNBROKER.COM, INC.



                                 By:           /s/ Joseph Schlader
                                      ------------------------------------------
                                      Name:    Joseph Schlader
                                      Title:   President
                                      (Principal Executive Officer and Principal
                                      Financial Officer)

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

          3.7 Certificate of Amendment of Certificate of Incorporation effective August 1, 2001

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

         10.17(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

         10.18(4) Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000

         10.19(4) Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

         10.20(4) Registration Rights Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000

         10.21(4)   Agreement related to the Loan Agreement dated June 7,
                    2000

         10.22(4) Form of 9% Convertible Debenture issued to Lamothe Investing Corp.

         10.23(4)   Form of Warrant issued to Lamothe Investing Corp.

         Exhibit
         Number     Description
         ------     -----------
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

         10.43(6) Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)

         10.44(7) 18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.

         Exhibit
         Number     Description
         ------     -----------
         10.45(7)   Form of  Subscription  Agreement  dated May 11,  2001 - Note
                    Conversion
        -----------------
         (1)  Previously filed September 1, 1999 on Form 10.
         (2)  Previously filed October 13, 1999 on Form 10/A.
         (3)  Previously filed on June 1, 2000 on Form 8-K.
         (4)  Previously filed on June 30, 2000 on Form 10-K.
         (5)  Previously filed on July 31, 2000 on Form S-1.
         (6)  Previously filed on November 14, 2000 on Form 10-Q.
         (7)  Previously filed on May 15, 2001 on Form 10-K.