Form 10-K
period 2001-12-31
PAWNBROKER COM INC
filed 2002-04-05
CIK 1058154

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                        Commission file number: 000-27215

                              PAWNBROKER.COM, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         33-0794473
(Jurisdiction of incorporation              (I.R.S. Employer Identification No.)
      or organization)
                              85 Keystone, Suite H
                               Reno, Nevada 89503
                    (Address of principal executive offices)

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

                      common stock, with $0.0001 par value


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Registrant's Common Shares held by non-affiliates as of March 28, 2002 was approximately $243,000, based on the closing price of the Registrant's commons stock on the NASD Over the Counter Bulletin Board of $0.10 per share. The number of shares of the Registrant's Common Shares outstanding as of March 28, 2002 was 5,027,870.

                              PAWNBROKER.COM, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

NOTE REGARDING FORWARD LOOKING STATEMENTS.....................................i

Part I........................................................................1

   Item 1:  BUSINESS..........................................................1
   Item 2:  PROPERTIES........................................................19
   Item 3.  LEGAL PROCEEDINGS.................................................19
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............19

Part II.......................................................................20

   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS...............................................20
   Item 6.  SELECTED FINANCIAL DATA...........................................22
   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................25
   Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........29
   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................29
   Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................50

PART III......................................................................50

   Item 10. EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES...................50
   Item 11. EXECUTIVE COMPENSATION............................................51
   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....55
   Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS..............56

PART IV.......................................................................56

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..56

NOTE REGARDING FORWARD LOOKING STATEMENTS

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future results or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: our limited operating history; our history of losses; our lack of adequate working capital to fund its operations; risks related to our ability to continue as a going concern; need for additional capital; risks involving new product development; risk related to developing a financial services business; credit risk related to lending money to pawnbrokers; risk related to developing a market for cash card services in the pawnbroker industry; competition; management of growth and integration; risks of technological change; our dependence on key personnel, marketing relationships with pawnshops and third party suppliers; government regulation of the financial services, cash cards and the pawn industry; economic and political factors; and the other risks and uncertainties described under "Description of Business - Risk Factors" in this annual report. Certain of the forward looking statements contained in this registration statement are identified with cross-references to this section and/or to specific risks identified under "Description of Business
- Risk Factors".

     You should not place undue reliance on forward looking statements. We do not intend to update forward looking statements contained in this report. References to "Company," "Registrant," "our," "us," and "we," refer to Pawnbroker.com Inc. and its subsidiaries.

                                     Part I

Item 1:  BUSINESS

OVERVIEW

     We, Pawnbroker.com Inc., are a development stage company with no revenues from our operations. We have never generated any profits. We developed and launched a web site that provided online customers a method to search for and buy merchandise from the inventories of pawnshops. Our web site experienced very limited success and we generated no material revenues from our operations. We terminated facilitating transactions on our web site and suspended our business operations on March 1, 2001 after we failed to generate sufficient user support. We are in the process of restructuring our business and developing a new business plan and strategy under which we intend to provide financial services by offering secured loans to pawnbrokers and to offer pawnbrokers industry specific products and services. During the past 12 months, we have been developing a business plan, attempting to restructure our liabilities, and pursuing opportunities to raise financing to fund the development of our planned business and our working capital requirements. We currently do not have sufficient working capital to finance our planned business strategy and may not be able to continue as a going concern.

     As of December 31, 2001, we had a working capital deficiency of $493,912. In their independent auditor's report dated March 15, 2002, Davidson & Company, Chartered Accountants, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We intend to address this going concern issue by restructuring our liabilities and by raising capital through equity, debt or convertible securities financing. We are currently seeking financing by presenting our business plan to potential investors. If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

     We were incorporated in Delaware in February 1998. On June 14, 1999, we acquired all of the issued and outstanding shares of Pawnbroker.com Inc., a Nevada corporation, and for the purposes of implementing a business strategy of developing a web site to list and offer for sale the merchandise of independent pawnshops throughout North America. Prior to our acquisition of the Nevada corporation we had no assets, liabilities, revenues or expenses. We began the process of incorporating Pawnbroker Financial Services Inc., a Delaware corporation, for the purposes of operating our planned financial and revenue generating products and services to pawnbrokers. Due to our inability to raise sufficient financing, we have delayed our implementation of our financial services offerings.

     Effective August 1, 2001, we completed a 10 (old)-for- 1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At July 31, 2001, we had 50,803,567 shares of common stock issued and outstanding, and after giving effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding. All share information contained in this annual report gives effect to the reverse split. As at March 28, 2002, we had 5,027,870 shares of common stock issued and outstanding.

     Subsequent to December 31, 2001, we entered into an independent service organization agreement, under which we have agreed to market cash card systems to pawnbrokers. We are in the process of developing our marketing strategy to market the cash cards and expect to begin actively implementing our marketing program during the third quarter of 2002, assuming sufficient financing is available. We cannot assure you our marketing efforts will be successful or that we will generate any significant revenue from the sale of cash cards.

     Neither we nor any of our subsidiaries are currently subject to any bankruptcy, receivership or similar proceedings at the date of this report.

     Our headquarters are located at 85 Keystone, Suite H, Reno, Nevada, 89503, and our telephone number is (775) 332-5048.

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

     Pawnbroker.com featured items of merchandise from the inventories of pawnshops, including merchandise such as jewelry, consumer electronics, tools, collectibles, coins, cameras and musical instruments. Several hundred pawnshops expressed an interest in posting merchandise for sale on our web site. We experienced difficulties in offering sufficient supplies of inventory as pawnbrokers failed to post the merchandise they indicated that they would be interested in posting. We entered into a strategic relationship with a major chain of pawnshops in an effort to increase our inventory, but were unable to post such inventory on our web site in a timely manner. We failed to generate any material revenues from our operations. Based in part on the condition of the capital markets, we were unable to obtain additional financing on acceptable terms to fund our marketing efforts and our working capital requirements. We began to consolidate and restructure our operations to conserve working capital by closing our technical development and support facility in Philadelphia and our business office in California, and laying off all of our technical development and support staff. During the fourth quarter 2000 and the first quarter of 2001, we experienced technical difficulties maintaining our web site and were unable to continue to provide technical support to our customers because of lack of working capital. As a result, we further consolidated our operations and we terminated facilitating transactions on our web site and suspended our business operations on March 1, 2001, to concentrate our efforts on developing our financial and revenue generating products and services.

     During 2001, we began negotiating with creditors to restructure our outstanding liabilities in order to allow us to raise additional capital to fund our business plan. On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.15 on May 11, 2001. Under the terms of these agreements, we issued 3,000,000 shares of our common stock to the following note holders: 2,000,000 shares to BWI Avionics Ltd., 600,000 shares to Granite Communications Inc., and 400,000 shares to Eurogrowth Investments Ltd. After giving effect to the issuance, we had 4,765,750 shares of common stock issued and outstanding, resulting in a substantial dilution to our shareholders.

     Effective August 1, 2001, we completed a 10 (old)-for- 1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At July 31, 2001, we had 50,803,567 pre-split shares of common stock issued and outstanding, and after giving effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding. All share information contained in this annual report gives effect to the reverse split. As at March 28, 2002, we had 5,027,870 shares of common stock issued and outstanding.


Our Business Strategy

     As part of our initial business strategy, we developed a two-part initial phase implementation plan to bring two primary business offerings to the pawnbroker industry; Financial Services and Revenue Products. Since suspending our website services, we have focused our efforts on developing a business plan to offer financial services and revenue generating product lines to pawnbrokers. These offerings are anticipated to include:

     Financial Services: We intend to provide qualified pawnbrokers with secured loans in amounts between $50,000 to $1,000,000, including one-time loans, revolving loans, lines of credit and consolidation loans.

     Revenue Products: Our revenue products are expected to include the following:

     cash cards;
     product and service discounts offered through provider alliances customer loyalty enhancement products; and leasing services.

     Under the terms of an Independent Service Organization Agreement entered into with Alpha Financial Solutions, L.L.C., we act as an independent contractor in marketing a stored value cash card system to the pawnbroker industry. The cash card system is anticipated to allow pawnbrokers to issue cash cards to their customers, which will allow such customers to use the cash cards in the following types of transactions:

     Automated Teller Machine ("ATM") Services. Cardholders may use cash cards at any ATM that bears the network logo that appears on the back of the cash card to make cash withdrawals or to inquire about the amount of funds available to them.

     Merchant Point-of-Sale ("POS") Services. Cardholders may use cash cards to purchase goods and services at any retail or other establishment that participate in the cash card networks.

     Funds Transfer Services. Cardholders may use cash cards to transfer any amount of their available funds in card-to-card transfers.

     Long Distance Telephone Services. Cardholders may use cash cards to make long distance telephone calls through a designated telecommunications service provider.

     Cardholders are able to have the pawnbrokers add additional value to the Cards. We believe that pawnbrokers will issue the cash card in loan transactions to customers who desire the convenience of a cash card. We intend to begin marketing the cash card systems in the third quarter of 2002. We anticipate that the cash card will create of variety of revenue opportunities for pawnbrokers, including product sales revenues, residual income opportunities, additional penetration into the stored value market as new related services and technologies are developed.

     In the future, we may offer pawnbrokers other revenue generating products and services, including:

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

     As of December 31, 2001, we had cash and cash equivalents of $26,615 and a working capital deficit of $493,912, which including current liabilities of approximately

$520,527. We are in the process of seeking sufficient financing to implement our business strategy and to meet our work capital requirements. Our ability to raise additional financing will be contingent on our ability to successfully market and generate revenues from our cash card systems offerings

     We estimate that we will require financing of approximately $400,000 to implement the initial phase of our cash card marketing strategy.

     We estimate that we will require financing of between $3,000,000 to $9,000,000 to implement the initial phase of our Financial Services business strategy. We intend to use approximately $2,000,000 of the proceeds of such financing, if any, to complete the following related to our Financial Services business strategy:

     o Complete the research related to the demand for reliable credit by the pawn industry;
     o Identify the top seven states for a targeted roll out of our financial services;
     o Research regulatory compliance issues related to lending rates, licensing requirements, perfecting security interests in assets and other regulatory issues in each targeted state;
     o Develop the documentation and required procedures to facilitate loans to pawnbrokers;
     o Market and promote our financial services to pawnbrokers in the targeted states;
     o Fund the initial loan products and services to pawnbrokers in the target market (based on credit ratings and rankings); and
     o    Identify viable target markets for additional roll outs.

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

     We intend to compete in the highly competitive financial services industry. We will compete against companies that have substantially greater financial, technical and other resources than us. Several competitors already have established web sites, brand names, strategic relationships and other web sites and user loyalty, all of which create a competitive advantage over us. We have not yet begun the process of determining the regulatory requirements for conducting our proposed financial services business and we do not currently have sufficient working capital to implement our planned business strategy. During 2000 and 2001, several Internet related companies have failed or been acquired by larger competitors. Competitive pressures, lack of adequate financing and failure to gain market acceptance are some of the factors that have caused such companies to fail. We face these same challenges, and we cannot guarantee that we will be able to compete effectively or that we will obtain sufficient financing to develop a commercially viable business.

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

     We believe that pawnbrokers can benefit from a source of funds to increase their loan portfolios and profitability. Our understanding of and contacts in the pawnbroker industry may provide us with opportunities to effectively market our Financial Services and Revenue Products to meet the growing needs of the pawnbroker industry. We intend to capitalize on the opportunity to provide financial services to this market niche. We also intend to provide the industry with revenue generating product opportunities to enhance pawnshop profitability.

     Competition

     We intend to compete with a number of other companies with substantially greater financial, technical and human resources than us. Many of these competitors are larger than us and most have access to capital at a lower cost. We believe that the finance charge rate and availability of capital will be two of the primary competitive factors in penetrating the financial services market targeted at pawnbrokers. We believe that consumer acceptance, transaction costs, cash card uses, and pawnbroker adoption are the primary competitive factors in penetrating the cash card market. From time to time, we anticipate that our competitors may seek to compete aggressively on the basis of pricing, and we may be unable to enter a targeted geographical market to the extent we are not willing to match competitor pricing.

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

     The Pawnbroker Financial Services

     We intend to become a provider of financial services to pawnbrokers. We anticipate that our financial services will permit pawnbrokers to increase their loan volume to the consumers they serve.

     Our management team has extensive knowledge of the pawnbroker industry. We intend to offer financing products that are tailored to meet the unique needs of the pawnbroker industry. We intend to provide qualified pawnbrokers with secured loans in amounts between $50,000 to $1,000,000, including:

     o    short term loans of one year or less,
     o    revolving loans,
     o    possessory collateralized loans,
     o    lines of credit, and
     o    consolidation loans.

     We anticipate that we will charge interest on these loans ranging from 12% to more than 24%, depending on the nature of the loan and fluctuations in interest rates in the market. We intend to charge loan origination and processing fees in amounts that will be determined. We intend initially to extend these loans from financing we obtain from investors. We will not make consumer loans.

     A Loan Transaction with Pawnbroker

     Each participating pawnbroker who submits a loan application will be required to complete a credit application and to provide us financial statements and consent to conduct a credit and background check. We intend to use outside credit reporting agencies to conduct a credit screening.

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

     We initially intend to offer loans to pawnbrokers in a limited number of states. Based on our preliminary survey of pawnbrokers, we believe that the initial roll out of our financial services will be in Texas, California, Minnesota, Florida, Georgia, Colorado and Kansas. We have not completed the regulatory review necessary to determine the regulatory, licensing and other requirements for offering financial services in these states. In addition, we have not completed any due diligence of pawnbrokers in those states that have expressed an interest in borrowing funds from us. We are in the process of seeking financing to implement this part our business strategy.

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

Plan of Operation

     Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third party vendors, experience of management and the decisions of our management. Set out below is a summary of our plan of operation for each of our projects and for administration and marketing through December 31, 2002. Our plan of operation for the fiscal year ending December 31, 2002 is as follows:

     o Raise additional financing of approximately $400,000 to fund our operations and to implement sales and marketing efforts relating to our Revenue Products business strategy;
     o Raise additional financing of between $3 million to $9 million to fund our operations and to implement our Financial Services business strategy;
     o Complete research related to regulatory compliance issues related to lending rates, licensing requirements, perfecting security interests in assets and other regulatory issues in states targeted for our financial services roll out;
     o Develop the documentation, forms and required procedures to facilitate loans to pawnbrokers;
     o Market and promote our financial services and cash card systems to pawnbrokers in the targeted states;
     o Generate revenues through the offering loans to pawnbrokers in the target market (based on credit ratings and rankings); and
     o Generate revenues through marketing cash card systems to the pawn industry.

     In order to reduce our cash requirements, we intend to outsource certain development, marketing, human resources, legal and accounting functions. Similarly, in order to reduce capital expenditures, we intend to enter into leasing agreements for hardware and other equipment requirements. We estimate our cash requirements for the second quarter of 2002 to approximate $75,000; and expect cash requirements for the third and fourth quarters of 2002 to approximate $46,000 per month.

     We currently do not have sufficient working capital to meet our on-going obligations. As of December 31, 2001, we had cash and cash equivalents of $26,615 and a working capital deficit of $493,912, which includes current liabilities of approximately $520,527.

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

     We estimate that we will require financing of at least $3,000,000 to implement the initial phase of our Financial Services business strategy, assuming that we are successful in restructuring our liabilities. Our ability to implement our proposed business plan is subject to obtaining adequate financing. We currently do not have sufficient financing to continue as a going concern; however, based on our discussions with potential investors, we believe that we can raise additional financing if we are able to restructure our liabilities. If we are unable to raise additional financing, we will not be able to continue as a going concern and we may be required to liquidate our company or declare bankruptcy.


Intellectual Property and Trademarks

     We do not currently have any material intellectual property or trademarks. In the future, we may rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors, and nondisclosure agreements with third parties with access to our business information and to limit access to and disclosure of our proprietary information. These contractual arrangements and the other steps taken by us to protect our intellectual property may not prevent misappropriation of our technology or deter independent third-party development of similar technologies.


Sales & Marketing Strategy

     We believe that offering financial services targeted to the pawnbroker industry can be a commercially viable business. We intend to use direct selling and direct mail to market our financial services to pawnbrokers that expressed interest in obtaining loans.

         We also intend to market our Revenue Products to pawnbrokers throughout North America using direct mail advertising, advertising in trade publications and participation in industry trade shows.


Employees

     We currently have four employees, including one administrative employee and three management, marketing and sales employees.


Current Transactions During Year Ended December 31, 2001

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.05 per share. The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.15 Davidson's on May 11, 2001. Under the terms of these agreements, we issued 3,000,000 shares of our common stock to the following note holders:
2,000,000 shares to BWI Avionics Ltd., 600,000 shares to Granite Communications Inc., and 400,000 shares to Eurogrowth Investments Ltd. After giving effect to the issuance, we had 4,765,475 shares of common stock issued and outstanding, resulting in a substantial dilution to our shareholders.

     Effective August 1, 2001, we completed a 10 (old)-for-1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At July 31, 2001, we had 50,803,567 pre-split shares of common stock issued and outstanding, and after giving effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding. All share information contained in this quarterly report gives effect to the reverse split. We had 5,027,870 shares of common stock issued and outstanding at March 28, 2002.

     Our common stock is currently quoted on the National Association of Securities Dealers' over-the-counter bulletin board and trades under the symbol "PBOK".

     We have not been subject to any bankruptcy, receivership or other similar proceeding.

                                  RISK FACTORS

     We are a development stage company in the process of developing a business plan that is designed to offer financial and revenue generating services to the pawnbroker industry. Our business is subject to a number of risks, as outlined below. An investment in our securities is speculative in nature and involves a high degree of risk. You should read this annual report carefully and consider the following risk factors.

BUSINESS RELATED RISKS

Our ability to implement our business strategy will depend on the securing of additional operating capital in the amount of $3 million or more during the second quarter of 2002.

     In their independent auditor's report dated March 15, 2002, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of December 31, 2001, we had cash and cash equivalents of $26,615 Davidson's and a working capital deficit of $493,912, Davidson's which includes current liabilities of approximately $520,527. We are also in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to restructure our liabilities and may require us to restructure our capital structure. If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.

We have a history of losses and anticipate that we will incur additional losses through at least 2001.

     We have incurred net losses since our inception and anticipate that we will continue to incur losses. Since inception, through December 31, 2001, we incurred cumulative net losses of $10,066,485. During the fiscal year ended December 31, 2001, we incurred losses of approximately $1,024,545. We had no material revenues during the years ended December 31, 2000 and 2001, we consolidated our operations and suspended operation of our web site because of our lack of working capital and our continuing losses. We do not believe that we will generate any sufficient revenues until we raise additional financing to implement our new business strategy of providing financial services to pawnbrokers, if at all.


We have a limited operating history and intend to implement a new business plan, which is untested, and makes our commercial viability uncertain.

     Because we have recently begun operations and we intend to implement a new business strategy, it is difficult to evaluate our business and our prospects. Our revenue and income potential is unproven and our business model has not been fully finalized and we have not completed all of the tasks necessary to offer our financial services or our revenue generating products and services.

     Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the early stages of development in new and evolving markets for online financial services. These risks include the following:

     o our ability to maintain and attract funding sources for pawnbroker loans;
     o    our ability to attract and retain qualified personnel;
     o our ability to make loans that provide a sufficient return on capital to be commercially feasible; and
     o our ability to anticipate and adapt to the changes in the evolving regulatory environment.

     We cannot assure you that we will attract pawnbrokers to use our financial services or that we will generate significant revenues in the future. We cannot guarantee we will ever establish a sizeable market share or achieve commercial success.


We may be unable to make profitable loans if interest rates fluctuate significantly.

     Significant fluctuations in interest rates may reduce the number of loans that we make and have a material adverse affect on the revenues we receive in interest and loan fees. Our current business model is based on assumptions that we will be able to earn between 12% and 24% (or more) per year on interest from pawnbrokers in connection with the loans we make. The interest rates that pawnbrokers charge to consumers are limited by state laws and regulations, which may make borrowing money from us unattractive or economically unfeasible. In addition, the United States Federal Reserve Board has lowered the interest rates for funds available to member banks, which is anticipated to generally result in lower interest rates for consumer and commercial loans. Changes in monetary policy that result in lower interest rates charged to pawnbrokers may have an adverse affect on our ability to loan money to pawnbrokers on terms acceptable to us.


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


Our future success depends on the services of our key officers Joseph Schlader, our President and Co-Founder, William Galine, our Vice President, and Steve Fowler, our Director of Business Development and our ability to attract and maintain qualified, experienced personnel.

     Our future success will depend on Joseph Schlader, William Galine and Steve Fowler. The loss of key personnel could have an adverse effect on our operations. We also intend to hire management with experience in the financial services industry to assist us in implementing our financial services business. Although we have insurance to cover losses that may result from the death of any of our key executives, we cannot assure you that we will be able to replace such key executives in a timely manner, if at all. Competition for qualified employees is intense, and an inability to attract, retain and motivate additional, highly skilled personnel required for expansion of operations and development of technologies could adversely affect our business, financial condition and results of operations. Our ability to retain existing personnel and attract new personnel may also be adversely affected by our financial situation. We cannot assure you that we will be able to retain our existing personnel or attract additional, qualified persons when required and on acceptable terms.


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

     We are currently in the process of developing a network of relationships with participating pawnshops. We cannot guarantee that these relationships will develop, or that they will develop in a satisfactory manner. We anticipate that we will earn revenues from interest and fees charged in connection with our financial services and revenue product offerings. We initially intend to target a fragmented market of small to medium sized pawnshops. We cannot predict if the level of acceptance by pawnshops will support a market for our financial services or revenue products.


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

     We cannot assure you that we will be able to successful protect our intellectual property rights or that we will be able to successfully negotiate agreements protecting our intellectual property. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or services or to obtain and use information that we regard as proprietary. Third parties may also independently develop similar products without breach of our proprietary rights. In addition, the laws of some foreign countries do not protect the proprietary rights to the same extent, as do the laws of the United States.


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

RISK RELATED TO OUR SECURITIES

We may be required to sell additional common stock or parties may exercise options, warrants, convertible debentures and convertible notes that may cause dilution of shares.

     The number of shares of our outstanding common stock held by non-affiliates is large relative to the trading volume of the common stock. Any substantial sale of our common stock or even the possibility of such sales occurring may have an adverse effect on the market price of the common stock.

     We have reserved up to an additional 800,000 shares of common stock for issuance upon exercise of options under an incentive plan. As of December 31, 2001, we have granted options exercisable to acquire 146,210 shares of our common stock under the plan at exercise prices ranging from $15.30 to $81.30 per share.

     We issued warrants exercisable to acquire 196,508 shares of common stock. ranging from $20.00 to $67.50 per share.

     We issued convertible debentures convertible to acquire 808,000 shares of common stock at $.50.

     Holders of such warrants and options are likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the options and warrants. Further, while our warrants and options are outstanding, our ability to obtain additional financing on favorable terms may be adversely affected.


In the past, we have negotiated with creditors to restructure our liabilities and we may continue to negotiate with creditors to restructure our liabilities under terms that may cause substantial dilution of your shares.

     Management believes that restructuring our liabilities is essential to facilitating our ability to raise additional financing to fund our planned business strategy. During the fiscal year ended December 31, 2001, we negotiated with creditors to restructure our outstanding liabilities. On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.50 per share (post reverse split). The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.15 (post reverse split) on May 11, 2001. Under the terms of these agreements, we issued 3,000,000 (post reverse split) shares of our common stock to the following note holders: 2,000,000 (post reverse split) shares to BWI Avionics Ltd., 600,000 (post reverse split) shares to Granite Communications Inc., and 400,000 (post reverse split) shares to Eurogrowth Investments Ltd. After giving effect to the issuance, we had 4,765,475 (post reverse split) shares of common stock issued and outstanding, resulting in a substantial dilution to our shareholders.

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

     We estimate that we will be required to raise additional financing of between $3 million to $9 million to fund our operations and to implement our business strategy. At March 28, 2002, we had 5,027,870 shares of common stock issued and outstanding. Our shares are quoted on the NASD Over-the-Counter Bulletin Board and the closing price of our shares on March 28, 2002 was $.10. Based on the current market price of our common stock, we may not have a sufficient number of common stock authorized for issuance to raise the capital required fund our plan of operation. Such a financing could cause substantial dilution to our current stockholders. We anticipate that we will have to
restructure  our  current  issued  and  outstanding   share  capital  through  a
reverse-split or other means and our authorized capital to raise additional financing.


Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

     Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on NASD brokers-dealers who make a market in "a penny stock." A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTCBB, and the price of our shares ranged from $.05 (low) to $.15
(high) during the year ended December 31, 2001. The closing price of our shares on March 28, 2002 was $.10. Purchases and sales of our shares are generally facilitated by NASD broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the Shares and impede the sale of our shares in the secondary market.

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


ITEM 2:  PROPERTIES

     Our headquarters are currently located in a leased facility in Reno, Nevada. The facilities consist of 5,505 square feet. Our annual rent expense under the lease is $96,000. Our leases expire between April 2002 and May 2003.


ITEM 3.  LEGAL PROCEEDINGS

     A complaint was filed by Lexis-Nexus ("Plaintiff") on October 15, 2001, in District Court Washoe County, Nevada, naming Pawnbroker.com, a Nevada corporation, as defendant (Case No. CV01-05512). The Plaintiff seeks $9,000 for services and products and $3,000 in attorneys' fees. We have filed an appearance. We dispute the amount owed to the Plaintiff and intend to vigorously defend against the action.

        There are no other legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     We had no shareholder meetings during the fourth quarter ended December 31, 2001.

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

Director                       For             Against              Abstain
---------------------------------------------------------------------------
Steven Fowler               3,718,952            1,440               1,185

Joseph Schlader             3,718,952            1,440               1,185

William Galine              3,718,952            1,440               1,185

     Reverse Stock Split

     Our shareholders approved an amendment to our Certificate of Incorporation to effect a stock combination pursuant to which every ten (10) shares of outstanding of our common stock would be reclassified into one (1) share of common stock.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     On September 17, 1998 our common stock was approved for trading on the National Securities Dealer's Association - over the counter bulletin board under the symbol "DGSG". There was no material market for our common shares prior to March 31, 1999. Our trading symbol was changed to "PBBR" effective June 14, 1999 following the change of our corporate name and to "PBOK" effective August 1, 2001 following the reverse split of our stock. The following table sets forth, for the periods indicated, the range of the high and low bid quotations as reported by NASD. The bid quotations set forth below reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

OTCBB

   2000                                              High*               Low*
   ----                                              -----               ----
            First Quarter                           100.60               93.80
            Second Quarter                           37.80               3.63
            Third Quarter                            15.00               13.40
            Fourth Quarter                           1.40                1.10
   2001
   ----
            First Quarter                            1.15                 .50
            Second Quarter                            .50                 .15
            Third Quarter                             .35                 .05
            Fourth Quarter                            .15                 .05


     * Gives effect to the a 10 (old)-for- 1 (new) reverse split of our issued and outstanding common stock effected on August 1, 2001.


     The last reported sale prices of our common stock reported by the NASD on following dates were $.08 on December 31, 2001, and $.10 on March 28, 2002.

     We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2001, we issued securities in the following unregistered transactions:

     On May 11, 2001, we entered into agreements with three note holders to convert $1,500,000 owed to them into shares of our common stock at $0.50 per share (post reverse-split). The market price of our common stock as quoted on the NASD Over-the-Counter Bulletin Board was $0.15 on May 11, 2001 (after giving effect to the reverse-split). Under the terms of these agreements, we issued 30,000,000 shares of our common stock (pre reverse-split) to the following note holders: 2,000,000 shares (post reverse-split) to BWI Avionics Ltd., 600,000 shares (post reverse-split) to Granite Communications Inc., and 400,000 shares (post reverse-split) to Eurogrowth Investments Ltd. BWI Avionics Ltd., Granite Communications Inc., and Eurogrowth Investments Ltd. are non-U.S. persons and the shares were issued outside the United States in reliance upon an exemption from registration available under Regulation S of the Securities Act of 1933, as amended.

     Since January 1, 2001, we have raised $225,000, in the form of short-term bridge financing as follows:

                 Lender                    Instrument/Terms                  Principal Amount
                 ------                    ----------------                  ----------------
     Pacific Pawnbroker       Demand promissory note, unsecured, without         $20,000
                              interest
     Various Parties          Promissory note, unsecured, bearing                $80,000
                              interest at 18% per annum, due December
                              31, 2003
     Edward Rumano            Promissory note, unsecured, bearing                $25,000
                              interest at 18% per annum, due October 19,
                              2001
     Various Parties          Promissory note, unsecured bearing                $100,000
                              interest at 18%, payable on February 21,
                              2002
                                                                               -----------
                              Total                                             $225,000

     We have issued 18% convertible debentures, due December 31, 2003, convertible into 808,000 shares of common stock. These convertible debentures were issued to accredited investors in private placements in reliance upon an exemption from registration available under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

                                  Cumulative
                                 Amounts From                    Period From      Period from
                                 February 5,     Year ended       April 1,          April 1,
                                   1999 to      December 31,       2000 to          1999 to        Year Ended
                                 December 31,       2001        December 31,      December 31,      March 31,
                                     2000                           2000*            1999*            2000
---------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
OPERATING EXPENSES
  Amortization                   $    646,471   $   183,879     $    356,608      $    151,026      $   105,984
  General and administrative        8,766,463       635,841        3,573,649         1,747,355        4,556,973
  Stock-based compensation            378,685             -          285,068                 -           93,617
                                --------------  ------------    -------------     -------------     ------------

                                    9,791,619       819,720        4,215,325         1,898,381        4,756,574
                                --------------  ------------    -------------     -------------     ------------
OTHER ITEM
  Interest expense                    191,758                        146,936                 -                -
  Interest income                     (80,078)                       (26,430)          (37,747)         (50,465)
  Loss of Disposal of Capital         176,983       176,983
   Assets
  Write-Off of Capital Assets          70,674        70,674
                                --------------  ------------    -------------     -------------     ------------
                                      359,337       289,296          120,506           (37,747)         (50,465)
                                --------------  ------------    -------------     -------------     ------------
Loss for the period              $(9,041.940)   $(1,024,545)    $ (4,335,831)     $ (1,860,634)     $(4,706,109)

Basic and diluted loss
  per common share (Note 3)                -    $     (0.25)    $      (0.24)     $      (0.13)     $     (0.31)
=================================================================================================================
Weighted average number of
  shares of common stock
  outstanding                              -      4,178,454        1,823,291         1,486,645        1,522,029
=================================================================================================================


                                     December 31      December 31                 March 31
                                         2001            2000*             1999               2000
-----------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CONSOLDIATED BALANCE
 SHEET DATA:
Cash and cash equivalent            $    26,615      $   231,763       $       -          $   424,678

Working capital                        (493,912)      (2,083,210)         80,500             (691,463)

Total assets                            188,712          908,591          80,500            1,097,486

Total stockholders' equity             (815,815)      (1,407,136)         80,500              (24,673)
(deficit)
---------------------------
*    Effective  December 31,  2000,  we changed our year end to December 31. The data reflects the  nine-month  period ended December 31, 2000 (audited) and
     December 31, 1999 (unaudited), where applicable.

Quarterly Financial Data

     The following table sets forth certain unaudited statement of operations data for each of the eight quarters beginning January 1, 2000 ending December 31, 2001 The unaudited financial statements have been prepared on the same basis as the audited financial statements contained herein and include all adjustments, consisting only of normal recurring adjustments, that we consider necessary to present fairly this information when read in conjunction with our audited financial statements and the notes thereto appearing elsewhere in this report. In view of our recent change in business strategy and other factors, we believe that quarterly comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                          Three month period ended (unaudited)
CONSOLIDATED
STATEMENT OF
OPERATIONS DATA:       March 31,   June 30,   Sept 30,    Dec 31,   March 31,   June 30,   Sept 30,    Dec 31,
                          2000       2000       2000       2000       2001        2001       2001       2001
---------------------------------------------------------------------------------------------------------------
Total operating
expenses             $2,863,203  $2,282,611   $809,242   $823,612   $   (231)   $474,674   $ 72,815    $272,462

OTHER ITEM

Interest
income/(expense)         32,281       5,452    (68,200)   (57,758)  (291,689)     (8,569)    (3,165)    (12,341)

Extraordinary Item                                                                                      (84,471)

Loss for the period   2,850,154   2,277,159    877,442    881,370    291,920     483,243     75,980     173,402

Basic and diluted net
loss per common
share                      1.90        1.30       0.50       0.40       0.10        0.11       0.01        0.03

Weighted average
number of shares of
common stock
outstanding           1,500,081   1,756,475  1,818,537  2,203,475  2,077,234   4,547,257  5,047,609   5,047,609

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

     Effective December 31, 2000, we changed our year-end to December 31. As such, the discussion set forth below compares the nine-month period ended December 31, 2000 (audited) with the nine-month period ended December 31, 1999 (unaudited).

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED DECEMBER 31, 2001

     Revenues and Loss. We had no revenues from operations. Our loss for the year ended December 31, 2001 was $1,024,545 compared to $4,335,831 for the nine months ended December 31, 2000. The decrease in our loss resulted from a decrease in our business activities and our efforts to reduce our overhead costs. The loss for the nine months ended December 31, 2000 resulted primarily from costs associated with corporate acquisition expenses, developing our business plan, product development expenses related to the development of our Pawnbroker.com web site and technologies, sales and marketing expenses and administrative expenses. We had no material business during 2001. We anticipate that we will have a loss for 2002.

     General and Administrative Expenses. General and Administrative expense for the year ended December 31, 2001 was $635,841, compared to $3,573,649 for the nine months ended December 31, 2000. During the quarter ended December 31, 2000, we began consolidating our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and laying off personnel in those offices. During the first quarter 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. General and administrative expenses declined substantially during 2001 as a result of our consolidation efforts and the closing of our Philadelphia and California offices.


NINE-MONTH RESULTS OF OPERATIONS FOR THE PERIOD APRIL 1, 1999 TO DECEMBER 31, 1999 (UNAUDITED) AND THE PERIOD APRIL 1, 2000 TO DECEMBER 31, 2000 (AUDITED)

     Revenues and Loss. We had no revenues from operations. Our loss for nine months ended December 31, 2000 of $4,335,831 compared to the comparable period for the previous year of $1,860,634 was as a result of costs associated with corporate acquisition expenses, developing our business plan, product development expenses related to the development of our Pawnbroker.com web site and technologies, sales and marketing expenses and administrative expenses.

     Salaries and Payroll. Salaries and wage expenses for nine months ended December 31, 2000 of $1,071,004 compared with the comparable period for the previous year of $321,840. The increase in expense was a result of hiring personal to meet the Company's needs as we attempted to execute our business plan. Specific areas of hiring were product development, sales and marketing and general and administrative. During the quarter ended December 31, 2000, we began consolidating our operations to conserve working capital by closing our Philadelphia development and technical support facilities and our California business office and laying off personnel in those offices. During the first quarter 2001, we laid off all of our personnel, with the exception of four employees, including one administrative employee and three management, marketing and sales employees. As a result, expenses related to salaries and payroll decreased significantly.

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

Liquidity and Capital Resources

     In their independent auditor's report dated March 15, 2002, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of December 31,

2001, we had cash and cash equivalents of $26,615 and a working capital deficit of $493,912 which includes current liabilities of $520,527.

     During the year ended December 31, 2001, we received no significant revenues from our operations and we used net cash of $913,199. Our use of cash during such period was primarily as a result of expenses related to salary expenses, professional fees and expenses related to general administrative expenses and overhead. We anticipate that our working capital needs will increase during 2002, as we plan to implement our business strategy related to marketing cash cards to pawnbrokers and to launch our financial services product. We will continue to incur losses until we can generate revenues from financings and sales of cash card systems. We do not anticipate we will begin to generate any significant revenues until we can offer our financial services, which is not anticipated to occur until the third or fourth quarter of 2002, assuming sufficient financing is available.

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

     During 2001, we financed our operations by issuing approximately $404,000 in convertible debentures, due December 31, 2003, and bearing interest at the rate of 18% per annum. We also borrowed $225,000 evidenced by promissory notes as follows: $20,000 promissory note, payable on demand without interest; $80,000 promissory note, payable December 31, 2003, bearing interest at 18% per annum; $25,000 promissory note, payable October 19, 2001 (paid), bearing interest at 18% per annum; and $100,000 promissory note, payable February 21, 2002, bearing interest at 18% per annum. During 2001, we also negotiated with several creditors to recover operating expenses of $156,178 and settle debt resulting in a gain of $84,471.

     We are in the process of seeking sufficient financing to implement our business strategy. Our ability to raise additional financing will be contingent on our ability to successfully generate revenues from our cash card marketing and financial services business strategies. If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.

     We estimate that our minimum cash requirements to implement our plan of operation for financial service loan offerings is between approximately $3 million to $9 million, primarily for capital to provide loans to qualified pawnbrokers, expenses related to general over head and administration, regulatory research and licensing, preparing documents, forms and procedures to offer our planned financial services, and costs related to marketing our financial and revenue generating services. We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all.

     We cannot assure you that our actual expenditures will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

     o the costs to complete the regulatory research and obtain licenses to operate our financial services business,
     o our ability to successfully complete financing transactions with pawnbrokers, the availability of financing on acceptable terms,
     o reliability of the assumptions of management in estimating cost and timing, competition; and
     o    other factors that may be beyond our control.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed under the heading "(a)(1) Financial Statements" of Item 14 herein, are included immediately following this page.

DAVIDSON & COMPANY     Chartered Accountants       A Partnership of Incorporated
                                                          Professionals



                          INDEPENDENT AUDITORS' REPORT




To the Directors and Stockholders of
Pawnbroker.com, Inc.
 (A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Pawnbroker.com, Inc. (A Development Stage Company) as at December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2001 and March 31, 2000, the period from April 1, 2000 to December 31, 2000, the period from February 5, 1999 to March 31, 1999 and the cumulative amounts from February 5, 1999 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Pawnbroker.com, Inc. (A Development Stage Company) as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended December 31, 2001 and March 31, 2000, the period from April 1, 2000 to December 31, 2000, the period from February 5, 1999 to March 31, 1999 and the cumulative amounts from February 5, 1999 to December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

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




                                                          "DAVIDSON & COMPANY"


Vancouver, Canada                                         Chartered Accountants

March 15, 2002

                          A Member of SC INTERNATIONAL

          1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre,
                         Vancouver, BC, Canada, V7Y 1G6
                   Telephone (604) 687-0947 Fax (604) 687-6172

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
=============================================================



                                              2001              2000
----------------------------------------------------------------------

ASSETS

Current
    Cash and cash equivalents           $     26,615     $    231,763
    Prepaid expenses                               -              754
                                        ------------    --------------
Total current assets                          26,615          232,517

Deposits                                           -            1,695

Capital assets (Note 4)                      144,736          615,350

Domain name (Note 5)                          17,361           59,029
                                        ------------    --------------
Total assets                            $    188,712     $    908,591
===================================================== =================


                                  - Continued -









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31
================================================================================

                                                                             2001              2000
-----------------------------------------------------------------------------------------------------
Cont'd...

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
  Accounts payable and accrued liabilities                              $    375,527     $    815,727
  Notes payable (Note 6)                                                     145,000        1,500,000
                                                                         ------------      -----------
Total current liabilities                                                    520,527        2,315,727

Notes payable (Note 6)                                                        80,000                -

Convertible notes (Note 7)                                                   404,000                -
                                                                         ------------      -----------
                                                                           1,004,527        2,315,727
Stockholders' deficiency
  Capital stock (Note 8)
    Authorized
      20,000,000 preferred shares with a par value of $0.0001
      60,000,000 common shares with a par value of $0.0001

    Issued and outstanding
      December 31, 2001 - 5,027,870 common shares
      December 31, 2000 - 2,070,357 common shares                                503              207

    Additional paid-in capital                                             9,250,167        7,634,597
    Deficit accumulated during the development stage                     (10,066,485)      (9,041,940)
                                                                         ------------      -----------
    Total stockholders' deficiency                                         (815,815)       (1,407,136)
                                                                         ------------      -----------
Total liabilities and stockholders' deficiency                          $   188,712      $    908,591
======================================================================================================


History and organization of the Company (Note 1)
Commitments (Note 12)
Subsequent event (Note 14)



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================


                                      Cumulative
                                         Amounts
                                            From                    Period From    Period From                    Period From
                                     February 5,                       April 1,       April 1,                    February 5,
                                         1999 to     Year Ended         2000 to        1999 to     Year Ended         1999 to
                                    December 31,   December 31,    December 31,   December 31,      March 31,       March 31,
                                            2001           2001            2000           1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
OPERATING EXPENSES
    Amortization                   $    646,471    $    183,879    $    356,608    $    151,026    $   105,984     $       -
    General and administrative        8,766,463         635,841       3,573,649       1,747,355      4,556,973             -
    Stock-based compensation            378,685              -          285,068               -         93,617             -
                                   -------------   -------------   -------------   -------------   ------------    ----------
                                      9,791,619         819,720       4,215,325       1,898,381      4,756,574             -
                                   -------------   -------------   -------------   -------------   ------------    ----------
OTHER ITEMS
    Interest expense                    191,758          44,822         146,936               -              -             -
    Interest income                     (80,078)         (3,183)        (26,430)        (37,747)       (50,465)            -
    Loss on disposal of capital
       assets                           176,983         176,983               -               -              -             -
    Write-off of capital assets          70,674          70,674               -               -              -             -
                                   -------------   -------------   -------------   -------------   ------------    ----------
                                        359,337         289,296         120,506         (37,747)       (50,465)            -
                                   -------------   -------------   -------------   -------------   ------------    ----------
Extraordinary item
    Gain on settlement of debt          (84,471)        (84,471)             -                -              -             -
                                   -------------   -------------   -------------   -------------   ------------    ----------
Loss for the period                $(10,066,485)   $ (1,024,545)   $(4,335,831)    $ (1,860,634)   $(4,706,109)    $       -
=============================================================================================================================
Basic and diluted loss per
    common share                                   $      (0.25)   $     (2.38)    $      (1.25)   $     (3.09) $          -
=============================================================================================================================
Weighted average number
    of shares of common
    stock outstanding                                 4,178,454      1,823,291        1,486,645      1,522,029      1,124,750
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



                                      Cumulative
                                         Amounts
                                            From                    Period From    Period From                    Period From
                                     February 5,                       April 1,       April 1,                    February 5,
                                         1999 to     Year Ended         2000 to        1999 to     Year Ended         1999 to
                                    December 31,   December 31,    December 31,   December 31,      March 31,       March 31,
                                            2001           2001            2000           1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Loss for the period            $(10,066,485)    $ (1,024,545)    $ (4,335,831)   $(1,860,634)    $(4,706,109)    $        -
  Items not affecting cash:
    Amortization                      646,471          183,879          356,608        151,026         105,984              -
    Stock-based
      compensation                    378,685                -          285,068              -          93,617              -
    Loss on disposal of assets        176,983          176,983                -              -               -              -
    Write-off of capital assets        70,674           70,674                -              -               -              -
    Recovery of operating
      expenses                       (156,178)        (156,178)               -              -               -              -
    Gain on settlement of debt        (84,471)         (84,471)               -              -               -              -
    Interest accrued on notes
          payable                     102,500           44,822          102,500              -               -              -
    Wage paid by common stock               -                -          113,300              -               -              -

    Net change in non-cash
      working capital items:
      (Increase) decrease
         in prepaid expenses                -             (754)           5,264         (3,106)         (6,018)             -
      Increase (decrease)
        in accounts payable and
        accrued liabilities         1,319,849         (123,609)        (408,932)       170,935       1,116,971              -
      (Increase) decrease
        in accounts receivable              -                -                -              -          80,500        (80,500)
                                 -------------    -------------    -------------   ------------    ------------    -----------
    Net cash used in
      operating activities         (7,611,972)        (913,199)      (3,882,023)    (1,541,779)     (3,315,055)       (80,500)
                                 -------------    -------------    -------------   ------------    ------------    -----------



                                  - Continued -

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                      Cumulative
                                         Amounts
                                            From                    Period From    Period From                    Period From
                                     February 5,                       April 1,       April 1,                    February 5,
                                         1999 to     Year Ended         2000 to        1999 to     Year Ended         1999 to
                                    December 31,   December 31,    December 31,   December 31,      March 31,       March 31,
                                            2001           2001            2000           1999           2000            1999
------------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
Cont'd...

CASH FLOWS FROM
  INVESTING ACTIVITIES
  Purchase of capital assets       (1,011,971)               -         (569,938)      (506,048)       (442,033)             -
  Purchase of domain name            (125,000)               -                -       (125,000)       (125,000)             -
  Acquisition of cash on
    purchase of subsidiary              8,007                -                -          8,007           8,007              -
  Proceeds from disposal of
    capital assets                     80,746           80,746                -              -               -              -
  (Increase) decrease
    in deposits                        (1,695)          (1,695)         204,046         (1,313)       (205,741)             -
                                 -------------    -------------    -------------   ------------    ------------    -----------
  Net cash provided by (used
    in)investing activities        (1,049,913)          79,051         (365,892)      (624,354)       (764,767)             -
                                 -------------    -------------    -------------   ------------    ------------    -----------

CASH FLOWS FROM
  FINANCING ACTIVITIES
  Proceeds from issuance
    of common stock                 6,559,500                -        2,055,000      3,003,000       4,504,500         80,500
  Proceeds from
    convertible debenture             404,000          404,000          500,000              -               -              -
  Proceeds from
    notes payable (net)             1,725,000          225,000        1,500,000              -               -              -
                                 -------------    -------------    -------------   ------------    ------------    -----------
  Net cash provided by
    financing activities            8,688,500          629,000        4,055,000      3,003,000       4,504,500         80,500
                                 -------------    -------------    -------------   ------------    ------------    -----------
Change in cash and cash
  equivalents for the period           26,615         (205,148)        (192,915)       836,867         424,678              -

Cash and cash equivalents,
  beginning of period                       -          231,763          424,678         80,500               -              -
                                 -------------    -------------    -------------   ------------    ------------    -----------
Cash and cash equivalents,
  end of period                  $     26,615     $     26,615     $    231,763    $   917,367     $   424,678     $        -
==============================================================================================================================


Supplemental disclosure with respect to cash flows (Note 11)




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
================================================================================


                                                                                                       Deficit
                                                                                                   Accumulated
                                                           Common Stock             Additional      During the           Total
                                                    --------------------------         Paid-in     Development    Stockholders'
                                                       Shares          Amount          Capital           Stage          Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, February 5, 1999                                  -        $       -      $        -    $          -      $         -

  Common stock issued for cash                       850,000               85          80,415               -           80,500
                                                  -----------       ----------     -----------   -------------     ------------
Balance, March 31, 1999                              850,000               85          80,415               -           80,500

  Capital stock of Pawnbroker.com, Inc.
    at April 6, 1999                                 112,475               11          26,257               -           26,268
  Deficit of  Pawnbroker.com, Inc. at
    April 6, 1999                                          -                -         (23,261)              -          (23,261)
  Common stock issued pursuant to the
    acquisition of Pawnbroker.com, Inc.
    (Nevada)                                         624,000               62               -               -               62
  Common stock issued for cash                       130,000               13       3,002,987               -        3,003,000
    Share cancellation                               (25,000)              (3)           (247)              -             (250)
  Common stock issued on exercise of
    share purchase warrants                           65,000                7       1,501,493               -        1,501,500
  Stock-based compensation for options
    issued to consultants and non-employees                -                -          93,617               -           93,617
  Loss for the year                                        -                -               -      (4,706,109)      (4,706,109)
                                                  -----------       ----------     -----------   -------------     ------------
Balance, March 31, 2000                            1,756,475              175       4,681,261      (4,706,109)         (24,673)

  Common stock issued for conversion of
    convertible debenture                             26,882                3         499,997               -          500,000
  Common stock issued for cash                       100,000               10       1,999,990               -        2,000,000
  Common stock issued on exercise of
    stock options                                    187,000               19         168,281               -          168,300
  Stock-based compensation for options
    issued to consultants and non-employees                -                -         285,068               -          285,068
  Loss for the period                                      -                -               -      (4,335,831)      (4,335,831)
                                                  -----------       ----------     -----------   -------------     ------------
Balance, December 31, 2000                         2,070,357              207       7,634,597      (9,041,940)      (1,407,136)

  Common stock issued on exercise of
    stock options                                     10,000                1           8,999               -            9,000
  Common stock issued to settle debt               3,000,000              300       1,653,804               -        1,654,104
  Share cancellation                                 (52,487)              (5)        (47,233)              -          (47,238)
  Loss for the year                                        -                -               -      (1,024,545)      (1,024,545)
                                                  -----------       ----------     -----------   -------------     ------------
Balance, December 31, 2001                         5,027,870        $     503      $9,250,167    $(10,066,485)     $  (815,815)
===============================================================================================================================



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


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

     These  financial  statements  contain  the  financial  statements  of Eriko
     Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis. On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 850,000 common shares. As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko. This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko. Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko. As a result, the financial statements present Eriko's results of operations from February 5, 1999 to March 31, 1999 and the consolidated financial position of the companies as at December 31, 2001 and 2000, the results of operations of Eriko for the year ended December 31, 2001, the period from April 1, 2000 to December 31, 2000, the year ended March 31, 2000 and the period from April 1, 1999 to December 31, 1999 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition during the year. The number of shares outstanding at December 31, 2001 and 2000 as presented are those of Pawnbroker.com, Inc.

     The Company is a development stage company.

     During 2001, the Company changed its business from an on line provider of previously-owned high value merchandise to providing financial services to pawnbrokers.


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


2.   GOING CONCERN (cont'd...)

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     On March 1, 2001, the Company terminated facilitating transactions on their website and suspended operations.

    ====================================================================================
                                                          December 31,     December 31,
                                                                  2001             2000
    ------------------------------------------------------------------------------------
    Deficit accumulated during the development stage    $ (10,066,485)    $  (9,041,940)
    Working capital deficiency                               (493,912)       (2,083,210)
    ====================================================================================


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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


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

     Recent accounting pronouncements

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
     142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 121. The Company adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 is required to be adopted effective January 1, 2002.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Recent accounting pronouncements (cont'd...)

     The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

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

          Furniture and fixtures                            5 years
          Computer equipment                                3 years
          Computer software                                 1.5 years
          Leasehold improvements                            2 years


     Domain name

     The cost of domain name rights is being amortized over 3 years from the date of commencement of operations.

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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


4.   CAPITAL ASSETS

      ==========================================================================================================
                                               2001                                    2000
                               -------------------------------------      --------------------------------------
                                           Accumulated       Net                       Accumulated        Net
                                  Cost     Amortization   Book Value          Cost     Amortization    Book Value
      ----------------------------------------------------------------------------------------------------------
      Furniture and fixtures  $  64,970    $  (30,533)    $  34,437       $   64,970    $   (17,538)   $  47,432
      Computer equipment        224,994      (116,578)      108,416          666,629       (163,643)     502,986
      Computer software         275,381      (275,381)            -          275,381       (214,315)      61,066
      Leasehold
          improvements            4,990        (3,107)        1,883            4,990         (1,124)       3,866
                              ----------   -------------  ----------      -----------   ------------   ---------
                              $ 570,335    $ (425,599)    $ 144,736       $1,011,970    $  (396,620)   $ 615,350
      ==========================================================================================================


5.   DOMAIN NAME


    ========================================================================
                                                      2001             2000
    ---------------------------------------- ---------------- --------------
    Domain name                              $     125,000      $    125,000
    Less:  Accumulated amortization               (107,639)          (65,971)
                                             --------------     ------------
                                             $      17,361      $     59,029
    ========================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


6.   NOTES PAYABLE

     ===========================================================================================================
                                                                                         2001             2000
     -----------------------------------------------------------------------------------------------------------
     Line of credit from BWI Avionics Ltd., bearing interest at 12% per annum, due and payable on May 1, 2001. The note is personally guaranteed by two directors of the Company up to $500,000 each.
       During the year, the Company converted the debt into 2,000,000
       common shares of the Company.                                               $       -         $ 1,000,000

     Promissory note from Granite Communications Inc., bearing interest at
       10% per annum, payable on July 15, 2001.  During the year, the
       Company converted the debt into 600,000 common shares of the
       Company.                                                                            -             300,000

     Loan payable from Eurogrowth Investments Ltd., bearing interest at 12%
       per annum, payable on July  15, 2001.  During the year, the Company
       converted the debt into 400,000 common shares of the Company.                       -             200,000

     Promissory note from Pacific Pawnbroker, non-interest bearing,
       unsecured and payable on demand.                                               20,000                   -

     Promissory note from various parties, bearing interest at 18% per annum,
       unsecured, and payable on December 31, 2003.                                   80,000                   -

     Promissory note, bearing interest at 18% per annum, unsecured, and
       payable on October 19, 2001 (repaid subsequent to year end).                   25,000                   -

     Promissory note, bearing interest at 18% per annum, unsecured, and
       payable on February 21, 2002.                                                 100,000                   -
                                                                                 ------------        ------------
                                                                                     225,000         $ 1,500,000
        Less:  current portion                                                                        (1,500,000)
                                                                                 ------------        ------------
                                                                                    (145,000)

                                                                                   $  80,000         $         -
     ===========================================================================================================


7.   CONVERTIBLE NOTES

     ===========================================================================================================
                                                                                         2001             2000
     -----------------------------------------------------------------------------------------------------------
     Convertible debentures from various parties, bearing interest at 18%
       per annum, unsecured, and payable on December 31, 2003, convertible
       into 808,000 common shares of the Company.                                    404,000         $         -
     ===========================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


8.   CAPITAL STOCK

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

     On January 30, 2001, the Company issued 10,000 common shares upon exercise of stock options at a price of $0.90 per share.

     On April 17, 2001, the company issued 3,000,000 common shares of the Company to settle notes payable in the amount of $1,500,000 plus accrued interest of $154,104.

     On August 1, 2001, the Company consolidated its capital stock on a 10:1 basis. All capital stock numbers and per share amounts have been restated to reflect this consolidation.

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


9.   STOCK OPTIONS AND WARRANTS

     At December 31, 2001, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

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
         8,200              67.50         September 1, 2002
        93,010      45.00 - 81.30         3 years from the  initial  vesting  dates of the stock  options,  over periods ranging from September 13, 2002 to March 15, 2003.
         5,000              15.30         September 25, 2003
     ==============================================================================================================


     The following warrants enabling the holders to acquire the following number of common shares were outstanding at December 31, 2001:

             ======================================================
                Number           Exercise
             of Shares              Price         Expiry Date
             ------------------------------------------------------
                 7,200           $  67.50         May 10, 2003
                 5,882              48.90         June 7, 2003
                33,426              35.90         July 7, 2003
               150,000              20.00         October 11, 2005
             ======================================================


10.  STOCK BASED COMPENSATION EXPENSE

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================

10.      STOCK BASED COMPENSATION EXPENSE (cont'd...)

     Following is a summary of the stock option activity:

     =========================================================================

                                                                     Weighted
                                                                      Average
                                                       Number        Exercise
                                                    of Shares           Price
     -------------------------------------------------------------------------
     Outstanding at March 31, 1999                          -       $       -

         Granted                                       40,000           67.50
         Forfeited                                          -               -
         Exercised                                          -               -
                                                    ---------

     Outstanding at March 31, 2000                     40,000           67.50

         Granted                                      499,667           40.90
         Forfeited                                   (193,557)          71.00
         Exercised                                   (187,000)           0.90
                                                    ---------

     Outstanding at December 31, 2000                 159,110           77.40

         Forfeited                                     (2,900)          52.30
         Exercised                                    (10,000)           0.90
                                                    ---------

     Outstanding at December 31, 2001                 146,210           67.40
     =========================================================================


     Following is a summary of the status of options outstanding at December 31, 2001:

      =========================================================================================
                                       Outstanding Options                 Exercisable Options
                             ------------------------------------      ------------------------
                                           Weighted
                                            Average      Weighted                     Weighted
                                          Remaining       Average                      Average
                                        Contractual      Exercise                     Exercise
      Exercise Price          Number           Life         Price       Number           Price
      -----------------------------------------------------------------------------------------
      $ 67.50                 40,000           0.82      $  67.50       25,000        $  67.50
        45.00 - 81.30         93,010           0.81         67.10       49,437           65.60
        67.50                  8,200           0.66         67.50        5,466           67.50
        15.30                  5,000           1.73         15.30        2,083           15.30
      =========================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


10.  STOCK BASED COMPENSATION EXPENSE (cont'd...)

     Compensation

     The Company has granted 53,200 options to consultants and non-employees which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the year ended December 31, 2001 was $Nil (December 31, 2000 - $285,068; March 31, 2000 - $93,617; December
     31, 1999 - $Nil; March 31, 1999 - $Nil).

     The Company has 93,010 options granted to employees outstanding at December 31, 2001. These options are accounted for using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Had compensation expense relating these options been recognized on the basis of fair value pursuant to Statement of Financial Accounting Standard No. 123, net loss and loss per share would have been adjusted as follows:

      =====================================================================================================================
                                                             Period From      Period From                      Period From
                                                                April 1,         April 1,                      February 5,
                                             Year Ended          2000 to          1999 to      Year Ended          1999 to
                                           December 31,     December 31,     December 31,       March 31,        March 31,
                                                   2001             2000             1999            2000             1999
      ---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
      Loss for the period
          As reported                    $   (1,024,545) $   (4,335,831)  $   (1,860,634)  $   (4,706,109) $           -
                                         =============== ================ ================ =============== ================
          Pro-forma                      $   (1,024,545) $   (7,978,011)  $   (1,860,634)  $   (4,706,109) $           -
                                         =============== ================ ================ =============== ================
      Basic and diluted loss
          per share
          As reported                    $        (0.25) $        (0.24)  $        (0.13)  $        (0.31) $           -
                                         =============== ================ ================ =============== ================
          Pro-forma                      $        (0.25) $        (0.44)  $        (0.13)  $        (0.31) $           -
      =====================================================================================================================


     The fair value of each option granted is estimated using the Black-Scholes Model. The assumptions used in calculating fair values are as follows:

      =====================================================================================================================
                                                             Period From      Period From                      Period From
                                                                April 1,         April 1,                      February 5,
                                             Year Ended          2000 to          1999 to      Year Ended          1999 to
                                           December 31,     December 31,     December 31,       March 31,        March 31,
                                                   2001             2000             1999            2000             1999
      ---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
        Risk-free interest rate                     -             6.51%             -               5.94%             -
        Expected life of the options                -           3 years             -              1 year             -
        Expected volatility                         -           161.15%             -                 32%             -
        Expected dividend yield                     -                               -                -                -
      =====================================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

     ==============================================================================================================
                                                      Period From     Period From                       Period From
                                                         April 1,        April 1,                       February 5,
                                      Year Ended          2000 to         1999 to       Year Ended          1999 to
                                    December 31,     December 31,    December 31,        March 31,        March 31,
                                            2001             2000            1999             2000             1999
     --------------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
     Cash paid for income taxes     $        -      $          -      $        -        $        -        $       -
     Cash paid for interest                  -            44,436               -                 -                -
     ==============================================================================================================

     Non-cash investing and financing transactions during the period from January 1, 2001 to December 31, 2001 were as follows:

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

     Non-cash investing and financing transactions during the period from April 1, 1999 to December 31, 1999 (unaudited) were as follows:

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

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd...)

     c) The Company received 250,000 shares of common stock for cancellation at a deemed value of $250.

     There were no non-cash investing and financing transactions during the period from February 5, 1999 to March 31, 1999.


12.  COMMITMENTS

     The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

     Future annual lease payments are as follows:

        2002                                             $      109,173
        2003                                                     18,565
        2004                                                      2,038


13.  INCOME TAXES

     Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years. Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

     The Company has not recorded potential future income tax benefits of $3,422,605 in operating losses which, if unutilized, expire as follows:

        2019                                                 $     1,898,381
        2020                                                       7,143,559
        2021                                                       1,024,545
                                                             ---------------
                                                             $    10,066,485

     A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

     =======================================================================================================================
                                                              Period From     Period From                       Period From
                                                                 April 1,        April 1,                       February 5,
                                              Year Ended          2000 to         1999 to       Year Ended          1999 to
                                            December 31,     December 31,    December 31,        March 31,        March 31,
                                                    2001             2000            1999             2000             1999
     -----------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
    U.S. federal statutory graduated rate        34.00%           34.00%        34.00%             34.00%           34.00%
    State income tax rate, net of federal
      benefit                                     7.00%            7.00%         7.00%              7.00%            7.00%
    Net operating loss for which no tax
      benefit is currently available            (41.00)%         (41.00)%      (41.00)%           (41.00)%         (41.00)%
                                             ------------      ----------     ----------         ---------        ----------
                                                  0.00%            0.00%         0.00%              0.00%            0.00%
     =======================================================================================================================

PAWNBROKER.COM, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
================================================================================


13.  INCOME TAXES (cont'd...)

     The Company's total deferred tax asset as of December 31 is as follows:

      ===================================================================================
                                                                    2001             2000
      -----------------------------------------------------------------------------------
      Tax benefit of net operating loss carryforward         $ 3,422,605      $ 3,074,260
      Valuation allowance                                     (3,422,605)      (3,074,260)
                                                             ------------     -----------
                                                             $         -       $        -
      ===================================================================================

     At December 31, 2001, deferred taxes consisted of a net tax asset of $3,422,605 due to operating loss carryforwards of $10,066,485 which was fully allowed for in the valuation allowance of $3,422,605. The valuation allowance offsets the net deferred asset for which there is no assurance of recovery.

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


14.  SUBSEQUENT EVENT

     Subsequent to year end, the Company obtained bridge loans in the amount of $40,000 from various parties, evidenced by convertible debentures, bearing interest at 18% per annum, and payable on December 31, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     Members of the Board of Directors are elected by our shareholders. Our executive officers are appointed by and serve at the pleasure of our Board of Directors.

     As at December 31, 2001, the following persons were our directors and executive officers:

                                                    Principal occupation and if not at present an
Name and present                                    elected director, occupation during the preceding
office held               Director/officer since    five years
---------------------------------------------------------------------------------------------------------
Joseph Schlader           June 1999                 Pawnbroker Executive - Director, Pacific Pawnbrokers
Chairman, President and                             from 1981 to present.
Director (1)(2)

William Galine            June 1999                 Pawnbroker Executive - Secretary and Treasurer,
Vice-President and                                  Director, Pacific Pawnbrokers from 1984 to present.
Director(1)(3)

Steven Fowler(4)          July 2001                 Pawnbroker.com, Inc. Director of Business Development
                                                    April 2000 to present; owned and operated a chain of
                                                    pawnshops in Anchorage, Alaska from 1986 to 1998.
---------------------------------------------------------------------------------------------------------
(1)  Member of our audit committee.
(2)  Joseph Schlader was elected July 5, 2001 to serve as a Class B director for an initial term of two (2) years.
(3)  William  Galine was elected July 5, 2001 to serve as a Class C director for an initial term of three (3) years.
(4)  Steven  Fowler was elected  July 5, 2001 to serve as a Class A director for an initial term of one (1) year.


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

Steven R. Fowler, Director of Business Development and Director - Age 45

     Steven Fowler has been the Director of Business Development of Pawnbroker.com since April 2000 and directly oversees all extensions of credit made by the Company. Prior to becoming the Company's Director of Business Development, Mr. Fowler served as an advisor to the Company from September 1999 to April 2000. Mr. Fowler's experience includes experience in collateralized lending. Prior to joining Pawnbroker.com Mr. Fowler operated a mediation and negotiation business in Tuscan, Arizona. Mr. Fowler owned and operated a chain of pawnshops in Anchorage, Alaska from 1986 to 1998. Mr. Fowler is a current member of the National Pawnbrokers Association Board of Trustees. He is a former Director and member of the Board of Governors of the National Pawnbrokers Association, founder of the Anchorage Area Pawnbrokers Association, and past President of the Alaska Pawnbrokers Association.

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

     On May 3, 2000, our shareholders approved and we amended our bylaws to create a classified or staggered board of directors, which consists of three classes of directors as follows:

     o Class A directors serve for an initial term of one (1) year and their successor will be elected at the next annual meeting for a term of three (3) years;

     o Class B directors serve for an initial term of two (2) years and their successor will be elected at the annual meeting follow the expiration of their term for a term of three (3) years; and

     o Class C directors serve for a full term of three (3) years and their successor will be elected at the expiration of their term for a term of three (3) years.

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

SEC Filings.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and 10 percent shareholders to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10 percent shareholders are required by Commission regulations to furnish the Company with all Section 16(a) reports they file. Based on information available to the Company, all Section 16(a) reports were filed on a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below shows, for the last three completed fiscal years ended December 31, 2001, 2000 and 1999, compensation paid to Pawnbroker.com's Chief Executive Officer and the four most highly paid executive officers serving at December 31, 2001 whose total annual compensation exceeded or is expected to exceed $100,000. These officers are referred to as the "Named Executive Officers."

Summary Compensation Table

                                           Annual Compensation                           Long Term Compensation(7)
                                 ---------------------------------------    -----------------------------------------------
                                                                                    Awards                    Payouts
                                                                            ------------------------   --------------------
Name and Principal Position    Year(1)    Salary      Bonus      Other      Restricted    Securities    LTIP(2)    All Other
                                          (US$)        ($)      Annual        Stock      Underlying    Payouts     Compensa-
                                                                Compen-      Award(s)      Options/       ($)        tion($)
                                                                sation($)      ($)          SARs(#)
---------------------------------------------------------------------------------------------------------------------------
Joseph Schlader (2)            2001       112,892       --          --           --            --         --            --
                               2000(1)     90,000       --       5,400           --       250,000         --            --
                               1999            --       --          --           --            --         --            --


William Galine (3)             2001        91,753       --          --           --            --         --            --
                               2000(1)     75,000       --       5,400           --       125,000         --            --
                               1999            --       --          --           --            --         --            --


Steven Fowler(4)               2001        60,597       --          --           --            --         --            --
                               2000(1)     61,000       --          --           --            --         --            --
                               1999            --       --          --           --            --         --            --


Neil McElwee(5)                2001            --       --          --           --                       --            --
                               2000(1)    116,923       --       3,600           --       782,590         --            --
                               1999            --       --          --           --            --         --            --


Greigory Park (6)              2001            --       --          --           --            --         --            --
                               2000(1)    111,346       --       5,400           --       800,000         --            --
---------------------------------------------------------------------------------------------------------------------------
(1)  Years ended March 31,  2000.  The Company  changed its year-end to December
     31, effective December 31, 2000
(2)  President from June 14, 1999 to present
(3)  Senior Vice-President from June 14, 1999 to present
(4)  Director of Business Development from August 2000 to present
(5)  CEO from September 12, 1999 to August 8, 2000
(6)  CFO from March 9, 2000 to January 31, 2001
(7)  Long-term incentive plan. We have no LTIP.


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

     We hired Mr. Park as our Chief Financial Officer on March 9, 2000. We did not have an employment agreement with Mr. Park. Mr. Park's employment ended on January 31, 2001,

Option Grants

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

                    Option Grants in Last Fiscal Year Ended December 31, 2001

Individual Grants                                                                     Potential Realized
                                                                                   Value at Assumed Annual
                                                                                     Rates of Stock Price
                                                                                   Appreciation for Option
                                                                                             Term
-----------------------------------------------------------------------------------------------------------
          (a)                 (b)           (c)           (d)            (e)           (f)          (g)
         Name              Number of     % of Total     Exercise     Expiration      5% ($)       10% ($)
                          Securities      Options       or Base         Date
                          Underlying     Granted to      Price
                            Options      Employees     ($/Sh)(2))
                          Granted (#)    in Fiscal
                                          Year(1)
-----------------------------------------------------------------------------------------------------------
Joseph Schlader               nil            --            --             --           --           --

William Galine                nil            --            --             --           --           --

Steven Fowler                 nil            --            --             --           --           --


Option Exercises

         The following table sets forth details of each exercise of stock options during the financial year ended December 31, 2001 by any of the Named Executive Officers, and the financial year-end value of unexercised options on an aggregate basis.

                          Aggregated Options Exercised during the Financial Year Ended
                             December 31, 2001 and Financial Year-End Option Values


-----------------------------------------------------------------------------------------------------------------
               Name                   Securities      Aggregate      Unexercised Options     Value of Unexercised
                                      Acquired on       Value           At FY-End (#)        in the Money-Options
                                     Exercise (#)   Realized ($)        Exercisable/              at FY-End
                                                         (1)          Unexercisable (3)        ($) Exercisable/
                                                                                              Unexercisable (2)

-----------------------------------------------------------------------------------------------------------------
Joseph Schlader                            0              0        12,500 (exercisable)     Nil (exercisable)
                                                                   12,500 (unexercisable)   Nil (unexercisable)


William Galine                             0              0        6,250 (exercisable)      Nil (exercisable)
                                                                   6,250 (unexercisable)    Nil (unexercisable)

Steven Fowler                              0              0        nil                      n/a
-----------------------------------------------------------------------------------------------------------------
(1)  Based on NASD OTCBB closing price on the date of exercise.
(2)  In-the-money  options  are those where the market  value of the  underlying securities  at the  fiscal  year-end  exceeds  the  exercise  price  of the options.  The closing price of the  Company's  shares on December 31, 2001, being the last day the Company's shares traded during 2001 on the NASD Over the Counter Bulletin Board, was $.08.
(3)  Includes  Options to purchase  common shares within 60 days after  December
     31, 2001

Compensation of Advisory Council Members

     Advisory Council Members do not currently receive cash compensation from Pawnbroker.com for their services as members of the Board of Directors, although they may be reimbursed for certain expenses in connection with attendance at council member meetings and for their efforts as council members. From time to time, certain of our council members have received grants of options to purchase shares of our common stock pursuant to the 1999 Stock Option Plan. As of December 31, 2001, we granted options exercisable to acquire a total of 8,200 shares of our common stock to members of our Advisory Council.

     During our fiscal year ended  December 31, 2001, the Board of Directors was
responsible  for  establishing   compensation   policy  and   administering  the
compensation programs of our executive officers.

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

Stock Option Plan

     On October 28, 1999, our Board of Directors and a majority of our stockholders approved the 1999 Stock Option Plan. The Plan was amended on May 3, 2000, at a special meeting of our shareholders. The Plan provides for the grant of incentive stock options and non-qualified options to purchase up to 800,000 shares of common stock to officers, directors, employees, and other qualified persons selected by the Plan Administrator (which currently is the Board of Directors). The Plan is intended to help attract and retain key employees and any other persons that may be selected by the Plan Administrator and to give them an equity incentive to achieve our objectives.

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

                                Performance Graph

     Set forth below is a graph comparing the cumulative total return to stockholders on the Company's common stock with the cumulative total return of the Nasdaq Composite Index for the period beginning on March 31, 1999 (the date the Company began to be actively traded on the OTCBB), and the years ended on December 31, 1999, 2000 and 2001.

                           [Performance Graph]

                            March 30,    December 31, December 31,  December 31,
                              1999          2000          2000          2001
--------------------------------------------------------------------------------
The Neptune Society, Inc.     $100          $212         $5.76         $0.53

Nasdaq Composite Index        $100          $100         $100           $100


The total return on the common stock and the Nasdaq Composite Index assumes the value of the investment was $100 on March 31, 1999, and that all dividends were reinvested, although dividends have not been declared on the Company's common stock. Return information is historical and not necessarily indicative of future performance.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Beneficial Ownership at December 31, 2001

     The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2001 (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

------------------------------------------------------------------------------------------------------------------
                                    Name and Address of         Amount and Nature of
        Title of Class               Beneficial Owner           Beneficial Ownership        Percentage of Class(1)
------------------------------------------------------------------------------------------------------------------
                                William Galine,                     1,312,010(2)                    26.06%
                                85 Keystone, Suite B
Common Stock                    Reno, Nevada 89503

                                Cheryl Schlader(3)                  1,330,740(3)                     26.4%
                                85 Keystone, Suite B
Common Stock                    Reno, Nevada 89503

                                Joseph Schlader                     1,330,740(4)(5)                  26.4%
                                85 Keystone, Suite B
Common Stock                    Reno, Nevada 89503

                                Steven Fowler                            nil                           *
                                85 Keystone, Suite B
Common Stock                    Reno, Nevada 89503

                                Officers and Directors as           2,642,750(6)                    52.37%
Common Stock                    a Group
------------------------------------------------------------------------------------------------------------------

                                                   5% Shareholders
------------------------------------------------------------------------------------------------------------------
                                Granite Communications Inc.           600,000                       11.93%
                                Tropicana Plaza, Temple
Common Stock                    Building, Providenciales,
                                Turks and Caicos Islands,
                                BWI

                                Eurogrowth Investments Ltd.           400,000                        7.96%
                                The Sea Meadow House,
Common Stock                    Blackburn Highway,
                                Roadtown, Tortola, British
                                Virgin Islands, BVI
------------------------------------------------------------------------------------------------------------------
(1)  Based on an aggregate of 5,027,870  shares  outstanding  as of December 31,
     2001.
(2)  Includes  1,305,760 shares and 6,250 shares acquirable upon the exercise of options within sixty days of December 31, 2001.
(3)  Joseph  Schlader and Cheryl  Schlader are husband and wife.  As such,  each would be deemed to be the  beneficial  owner the other's  shares.  Includes
     1,159,120 shares of common stock owned by Joseph Schlader.
(4)  Joseph  Schlader and Cheryl  Schlader are husband and wife.  As such,  each would be deemed to be the  beneficial  owner the other's  shares.  Includes
     159,120 shares of common stock owned by Cheryl Schlader.
(5)  Includes 12,500 shares acquirable upon the exercise of options within sixty days of December 31, 2001.
(6)  Includes 18,750 shares acquirable upon the exercise of vested stock options as of December 31, 2001.
*    Less than 1%.

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

     We obtained a one million dollar ($1,000,000) loan from BWI Avionics Ltd. under an oral agreement. The Company issued a note with interest payable at the rate of twelve percent (12%) per annum. The Note is due and payable May 1, 2001, with the option of extending the term upon the agreement of BWI Avionics Ltd., William Galine, and Joseph Schlader. Each of William Galine and Joseph Schlader personally guaranteed $500,000 of the note. The Company drew down the loan for the purpose of purchasing certain equipment. This loan was converted to 20,000,000 pre-split (or 2,000,000 post-split) shares.

     Under the terms of a Stock Purchase Agreement dated December 21, 2001, Mr. Schlader and William Galine acquired two million (2,000,000) shares of common stock from BWI Avionics Ltd. a total purchase price of US$3,000.00, which was paid in cash.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1. Consolidated Financial Statements

         The following financial statements of the Registrant and the Report of Independent Auditors thereon are included herewith in response to Item 8 above.

                                                                            Page
                                                                            ----

         Report of Independent Auditors ......................................30
         Consolidated Balance Sheets .........................................31
         Consolidated Statements of Operations ...............................33
         Consolidated Statements of Cash Flows ...............................34
         Consolidated Statements of Changes in Stockholders' Deficiency ......36
         Notes to the Consolidated Financial Statements ......................37

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

 10.3(1) Subscription Agreement by and between Pawnbroker.com, Inc. and Packard Financial Group Inc. dated June 14, 1999

 10.4(1) Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999

 10.5(1) 85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999

 10.6(1) Design and Development Agreement by and between Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

 10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

 Exhibit
 Number        Description
 ------        -----------
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

 Exhibit
 Number        Description
 ------        -----------
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

 10.44(7) 18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.

 10.45(7)      Form  of  Subscription  Agreement  dated  May  11,  2001  -  Note
               Conversion

 10.46         Form of 18% Convertible Promissory Notes

 10.47 Independent Service Organization Agreement Alpha Cashcard Program dated April 2, 2002

 21.1          Subsidiaries of the Registrant

 23.1          Consent and Acknowledgement of Davidson & Co.
-----------------
(1)  Previously filed September 1, 1999 on Form 10.
(2)  Previously filed October 13, 1999 on Form 10/A.
(3)  Previously filed on June 1, 2000 on Form 8-K.
(4)  Previously filed on June 30, 2000 on Form 10-K.
(5)  Previously filed on July 31, 2000 on Form S-1.
(6)  Previously filed on November 14, 2000 on Form 10-Q.
(7)  Previously filed on May 15, on Form 10-K.


     (b) Reports on Form 8-K

     No current reports on Form 8-K were filed during the fourth quarter ended December 31, 2001. The following current reports on Form 8-K were filed during the year ended December 31, 2001.


                        July 19, 2001

                        May 24, 2001

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

Date:  April 4, 2002

                                      /s/ Joseph Schlader
                                      ------------------------------------------
                                      President and Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ Joseph Schlader            President and Chairman of          April 4, 2002
------------------------       the Board (Principal Executive
Joseph Schlader                Officer; Principal Financial
                               Officer and Accounting Officer)


/s/ William Galine             Vice President and Director        April 4, 2002
------------------------
William Galine


/s/ Steven Fowler              Director                           April 4, 2002
------------------------
Steven Fowler

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

 10.3(1) Subscription Agreement by and between Pawnbroker.com, Inc. and Packard Financial Group Inc. dated June 14, 1999

 10.4(1) Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999

 10.5(1) 85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999

 10.6(1) Design and Development Agreement by and between Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999

 10.7(1) Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999

 Exhibit
 Number        Description
 ------        -----------
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

 Exhibit
 Number        Description
 ------        -----------
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

 10.44(7) 18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.

 10.45(7)      Form  of  Subscription  Agreement  dated  May  11,  2001  -  Note
               Conversion

 10.46         Form of 18% Convertible Promissory Notes

 10.47 Independent Service Organization Agreement Alpha Cashcard Program dated April 2, 2002

 21.1          Subsidiaries of the Registrant

 23.1          Consent and Acknowledgement of Davidson & Co.
-----------------
(1)  Previously filed September 1, 1999 on Form 10.
(2)  Previously filed October 13, 1999 on Form 10/A.
(3)  Previously filed on June 1, 2000 on Form 8-K.
(4)  Previously filed on June 30, 2000 on Form 10-K.
(5)  Previously filed on July 31, 2000 on Form S-1.
(6)  Previously filed on November 14, 2000 on Form 10-Q.
(7)  Previously filed on May 15, on Form 10-K.