Form 10-Q
period 2002-03-21
PAWNBROKER COM INC
filed 2002-05-21
CIK 1058154

Pawnbroker.com, Inc.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________________________________

FORM 10-Q

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

(__)

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________.

Commission file number 0-27215

PAWNBROKER.COM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0794473
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

85 Keystone, Suite H

Reno, Nevada

89503

(Address of principal executive offices)

(775) 332-5048

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  (X)    No

The number of outstanding common shares, no par value, of the Registrant at:

May 16,2002:  5,027,870

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

PAWNBROKER.COM, INC.

INDEX TO THE FORM 10-Q
For the quarterly period ended March 31, 2002

Page

ITEM 1.

FINANCIAL STATEMENTS

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3:

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Part II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

PART I -

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Pawnbroker.com, Inc.

PAWNBROKERS.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2002

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Pawnbroker.com, Inc.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

March 31,

December 31,

2002

2001

$

$

ASSETS

Current

  Cash and equivalents

38,472

26,615

  Total current assets

38,472

26,615

Capital assets (Note 4)

124,867

144,736

Domain name (Note 5)

    6,944

  17,361

Total assets

170,283

188,712

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities

  Accounts payable and accrued liabilities

   474,237

   375,527

  Notes payable (Note 6)

   142,000

   145,000

  Total current liabilities

   616,237

   520,527

Notes payable (Note 6)

     90,000

     80,000

Convertible notes (Note 7)

   494,000

   404,000

1,200,237

1,004,527

Stockholders’ deficiency

Capital stock (Note 8)

Authorized:

20,000,000 preferred shares with a

  par value of $0.0001

60,000,000 common shares with a

  par value of $0.0001

Issued and outstanding

March 31, 2002 – 5,027,870 common shares

December31, 2001 – 5,027,870 common shares

503

503

Additional paid-in capital

9,250,167

9,250,167

Deficit accumulated during the development stage

(10,280,624)

(10,066,485)

Total stockholders’ deficiency

  (1,029,954)

    (815,815)

Total liabilities and stockholders’ deficiency

      170,283

      188,712

History and organization of the Company (Note 1)
Commitments (Note 11)

Subsequent events (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Pawnbroker.com, Inc.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Cumulative

Amounts from

February 5,

Three Month

Three Month

1999 to

Period Ended

Period Ended

March 31, 2002

March 31, 2002

March 31, 2001

$

$

$

OPERATING EXPENSES

Amortization

676,757

30,286

62,645

General and administrative

8,920,371

153,908

(62,414)

Stock-based compensation

   378,685

         -

        -

9,975,813

184,194

     231

OTHER ITEMS

Interest income

(80,138)

(60)

(2,631)

Interest expense

221,763

30,005

43,500

Loss on disposal of capital assets

176,983

-

180,146

Write-off of capital assets

        70,674

          -

  70,674

      389,282

  29,945

291,689

Loss before extraordinary item

(10,365,095)

(214,139)

(291,920)

EXTRAORDINARY ITEM

Gain on settlement of debt

        84,471

          -

          -

Loss for the period

(10,280,624)

(214,139)

(291,920)

Basic and diluted loss per common share

(0.04)

(0.14)

Weighted average number of shares of common

stock outstanding

5,027,870

2,077,023

The accompanying notes are an integral part of these consolidated financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Pawnbroker.com, Inc.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Cumulative

Amounts from

February 5,

Three Month

Three Month

1999 to

Period Ended

Period Ended

March 31, 2002

March 31, 2002

March 31, 2001

$

$

$

CASH FLOWS FROM

OPERATING ACTIVITIES

Loss for the period

(10,280,624)

(214,139)

(291,920)

Items not affecting cash:

Amortization

676,757

30,286

62,645

Stock-based compensation

378,687

-

-

Loss on disposal of assets

176,983

-

180,146

Write-off of capital assets

70,674

-

70,674

Recovery of operating expenses

(156,178)

-

(218,429)

Gain on settlement of debt

(84,471)

-

-

Interest accrued on notes payable

112,036

9,536

43,500

Net change in non-cash working

capital items:

Decrease in prepaid expenses

-

-

754

Increase (decrease) in amounts payable

and accrued liabilities

1,405,328

8,428

(21,688)

Increase in due from related parties

              -

            -

  (81,374)

Net cash used in operating activities

(7,700,810)

(165,889)

(255,692)

CASH FLOWS FROM INVESTING

ACTIVITIES

Purchase of capital assets

(1,011,971)

-

-

Purchase of domain name

(125,000)

-

-

Acquisition of cash on purchase

of subsidiary

8,007

-

-

Proceeds from disposal of capital assets

     80,746

80,746

76,746

Net cash provided by (used in) investing

activities

(1,048,218)

80,746

76,746

The accompanying notes are an integral part of these consolidated financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

Pawnbroker.com, Inc.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Cumulative

Amounts from

February 5,

Three Month

Three Month

1999 to

Period Ended

Period Ended

March 31, 2002

March 31, 2002

March 31, 2001

$

$

$

Cont’d.

CASH FLOWS FROM

FINANCING ACTIVITIES

Proceeds from issuance of common stock

6,559,500

-

-

Proceeds from convertible debenture

494,000

90,000

-

Proceeds from notes payable

1,734,000

  7,000

          -

Net cash provided by financing activities

8,787,500

11,857

           -

Change in cash and cash equivalents

For the period

38,472

11,857

(178,946)

Cash and cash equivalents, beginning of period

            -

26,615

231,763

Cash and cash equivalents, end of period

    38,472

38,472

  52,817

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Deficit

Accumulated

    Common Stock

Additional

During

Total

Paid-in

Development

Stockholders’

Shares

Amount

Capital

Stage

Equity

$

$

$

$

Balance, February 5, 1999

Common stock issued for cash

850,000

85

80,415

-

80,500

Balance, March 31, 1999

850,000

85

80,415

-

80,500

Capital stock of Pawnbroker.com, Inc.

at April 6, 1999

112,475

11

26,257

-

26,268

Deficit of Pawnbroker.com, Inc.

at April 6, 1999

-

-

(23,261)

-

(23,261)

Common stock issued pursuant to the

acquisition of Pawnbroker.com, Inc.

(Nevada)

624,000

62

-

-

62

Common stock issued for cash

130,000

13

3,002,987

-

3,003,000

Share cancellation

(25,000)

(3)

(247)

-

(250)

Common stock issued on exercise

of share purchase warrants

65,000

7

1,501,493

-

1,501,500

Stock-based compensation for

options issued to consultants and

non-employees

-

-

93,617

-

93,617

Loss for the year

            -

-

-

(4,706,109)

(4,706,109)

Balance, March, 31, 2000

1,756,475

175

4,681,261

(4,706,109)

(24,6730

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Deficit

Accumulated

    Common Stock

Additional

During

Total

Paid-in

Development

Stockholders’

Shares

Amount

Capital

Stage

Equity

$

$

$

$

Common stock issued for conversation

of convertible debenture

26,882

3

499,997

-

500,000

Common stock issued for cash

100,000

10

1,999,990

-

2,000,000

Common stock issued on the exercise

of stock options

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

Loss for the period

             -

-

-

(1,024,545)

(1,024,545)

Balance, December 31, 2001

5,027,870

503

9,250,167

(10,066,485)

(815,815)

Loss for the period

            -

-

-

(214,139)

(214,139)

Balance, March 31, 2002

5,027,870

503

9,250,167

(10,280,624)

(1,029,954)

Pawnbroker.com, Inc.

PAWNBROKER.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2002

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

These financial statements contain the financial statements of Eriko Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis.  On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 850,000 common shares.  As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko.  This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko.  Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko.  As a result, the financial statements present the consolidated financial position of the companies as at March 31, 2002 and December 31, 2001 and the results of operations of Eriko for the period ended March 31, 2002 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition.  The number of shares outstanding at March 31, 2002 and December 31, 2001 as presented are those of Pawnbroker.com, Inc.

The Company is a development stage company.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows at March 31, 2002 and for the period then ended have been made.  These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001.  The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

The Company is in the process of restructuring its business and developing a new business plan and strategy under which it intends to provide financial resources to the pawn industry as described in Note 13.  The Company is in the process of finalizing a business plan and attempting to restructure its liabilities to allow it to raise financing to fund the development of its planned business and its working capital requirements.  Over the next twelve months, the Company plans to raise cash through additional debt and equity financing.  The Company currently does not have sufficient working capital to finance its planned business strategy and may be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

March 31,

December

31, 2002

31, 2001

$

$

Deficit accumulated during the development stage

(10,280,624)

(10,066,485)

Working capital deficiency

    (577,765)

(493,912)

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

Financial instruments

The Company's financial instruments consists of cash and cash equivalents, accounts payable and accrued liabilities, notes payable and convertible notes.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carry values, unless otherwise noted.

Pawnbroker.com, Inc.

4.

CAPITAL ASSETS

		March 31, 2002			December 31, 2001
	Cost $	Accumu-lated Amortiza-tion $	Net Book Value $	Cost $	Accumu-lated Amortiza-tion $	Net Book Value $

Furniture and fixtures	64,970	(33,782)	31,188	64,970	(30,533)	34,437
Computer equipment	224,994	(133,049)	91,945	224,994	(116,578)	108,416
Computer software	275,381	(275,381)	-	275,381	(275,381)	-
Leasehold improvements	4,990	(3,256)	1,734	4,990	(3,107)	1,883

	570,335	(445,468)	124,867	570,335	(425,599)	144,736

5.

DOMAIN NAME

	March 31, 2002 $	December 31, 2001 $

Domain name	125,000	125,000
Less: Accumulated amortization	(118,056)	(107,639)

	6,944	17,361

1.

NOTES PAYABLE

March 31,

Decembr 31

2002

2001

$

$

Promissory note from Pacific Pawnbroker, non

Interest bearing, unsecured and payable on demand

42,000

20,000

Promissory note from various parties, bearing interest

At 18% per annum, unsecured and payable on December

31, 2003

90,000

80,000

Promissory note, bearing interest at 18% per annum,

Unsecured, and payable on October 19, 2001 (repaid

January 2002)

-

25,000

Promissory note, bearing interest at 18% per annum,

Unsecured, and payable on February 21, 2002 (The Company

Is currently negotiating an extension to the loan).

100,000

100,000

232,000

225,000

Less: current portion

(142,000)

(145,000)

  90,000

  80,000

7.

CONVERTIBLE NOTES

	March 31, 2002 $	December 31, 2001 $
Convertible debentures from various parties, bearing interest at 18% per annum, unsecured, and payable on December 31, 2003, convertible into 988,000 (December 31, 2001 - 808,000) common shares of the Company.	494,000	404,000

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

On August 17, 2000, the Company issued 100,000 units through a private placement at a price of $20.00 per unit, for total proceeds of $2,000,000.  Each unit consisted of one common share and one non-transferable share purchase warrant.  One purchase warrant entitled the holder to acquire one additional common share at a price of $30.00 per share until August 10, 2001.

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

On August 3, 2001, a shareholder of Pawnbroker surrendered 52,487 shares of common stock which were initially issued by exercise of stock options. Capital stock and contributed surplus have been reduced by $5 and $47,233, respectively, to eliminate the value initially recorded on issuance.

The Company has formed a Stock Option Plan ("Plan") under which it may grant stock options to employees and officers to acquire up to a total of 800,000 shares of the Company's common stock, at a price to be determined by the Plan administrator.

Pawnbroker.com, Inc.

9.

STOCK OPTIONS AND WARRANTS

At March 31, 2002, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

Number of Shares	Exercise Price $	Expiry Date

25,000	67.50	November 1, 2002
15,000	67.50	3 years from the date when the Company receives a specified amount of financing in private or public offerings after November 1, 1999.
8,200	67.50	September 1, 2002
93,010	45.00 – 81.30	3 years from the initial vesting dates of the stock options, over periods ranging from September 13, 2002 to March 15, 2003.
5,000	15.30	September 25, 2003

The following warrants enabling the holders to acquire the following number of common shares were outstanding at March 31, 2002:

Number of Shares	Exer-cise Price $	Expiry Date

7,200	67.50	May 10, 2003
5,882	48.90	June 7, 2003
33,426	35.90	July 7, 2003
150,000	20.00	October 11, 2005

10.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Three Month Period Ended March 31, 2002 $	Three Month Period Ended March 31, 2001 $
Cash paid for income taxes	-	-
Cash paid for interest	20,409	-

There were no non-cash investing and financing transactions during the period from January 1, 2002 to March 31, 2002.

Non-cash investing and financing transactions during the period from January 1, 2001 to March 31, 2001 were as follows:

a)

During the period, employee stock options were exercised to acquire 10,000 shares of common stock at a price of $0.90 per share in exchange for settlement of accounts payable totalling $9,000.

11.

COMMITMENTS

The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

Future annual lease payments are as follows:

1

$64,294

2

$18,656

3

$  2,038

12.

INCOME TAXES

Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years.  Future tax benefits which may arise as a result of these losses and resource deductions have not been recognized in these financial statements.

The Company has not recorded potential future income tax benefits of $3,495,412 in operating losses which, if unutilized, expire as follows:

2019	$ 1,898,381
2020	7,143,559
2021	1,024,545
2022	214,139

$ 10,280,624

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

Pawnbroker.com, Inc.

	Three Month Period Ended March 31, 2002	Three Month Period Ended March 31, 2001

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	7.00%	7.00%
Net operating loss for which no tax benefit is currently available	(41.00)%	(41.00)%

	0.00%	0.00%

The Company's total deferred tax asset as of March 31 is as follows:

	2002 $	2001 $
Tax benefit of net operating loss carryforward	3,495,412	3,173,512
Valuation allowance	(3,495,412)	(3,173,512)

	$ -	$ -

At March 31, 2002, deferred taxes consisted of a net tax asset of $3,495,412 due to operating loss carryforwards of $10,280,624 which was fully allowed for in the valuation allowance of $3,495,412.  The valuation allowance offsets the net deferred asset for which there is no assurance of recovery.

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

13.

SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2002:

a)

The Company obtained bridge loans in the amount of $19,000 from various parties, evidenced by convertible debentures, bearing interest at 18% per annum, and payable on December 31, 2003.

b)

The Company entered into a distribution agreement with Alpha Financial Solutions ("Alpha") to market pre-paid debit cards to the pawn industry.  The Company will market and sell the Alpha Cash Card, which offers pawnbrokers and other retailers the opportunity to issue prepaid Alpha Cash Cards with debit card, payroll and money transfer features.  The agreement is for three years and gives the Company distribution rights to market the Alpha Cash Card to all industry categories, including the pawnbroking, check cashing, payday loan and auto title loan industries.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects” and words of similar import, as well as all projections of future results.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future results or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: our limited operating history; our history of losses; our lack of adequate working capital to fund its operations; risks related to our ability to continue as a going concern; need for additional capital; risks involving new product development; risk related to developing a financial services business; credit risk related to lending money to pawnbrokers; risk related to developing a market for cash card services in the pawnbroker industry; competition; management of growth and integration; risks of technological change; our dependence on key personnel, marketing relationships with pawnshops and third party suppliers; government regulation of the financial services, cash cards and the pawn industry; economic and political factors; and the other risks and uncertainties described under “Description of Business - Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2002.

You should not place undue reliance on forward looking statements.  We do not intend to update forward looking statements contained in this report.  References to “Company,” “Registrant,” “our,” “us,” and “we,” refer to Pawnbroker.com, Inc. and its subsidiaries.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We, Pawnbroker.com Inc., are a development stage company with no revenues from our operations.  We have never generated any profits.  We developed and launched a web site that provided online customers a method to search for and buy merchandise from the inventories of pawnshops.  Our web site experienced very limited success and we generated no material revenues from our operations.  We terminated facilitating transactions on our web site and suspended our business operations on March 1, 2001 after we failed to generate sufficient user support.  We are in the process of restructuring our business and developing a new business plan and strategy under which we intend to provide financial services by offering secured loans to pawnbrokers and to offer pawnbrokers industry specific products and services, including a stored value cash card system that allows pawnbrokers to issue their customers cash cards which can be used at most ATM’s and merchants that accept bank debit cards.  During the past 12 months, we have been developing our business plan, attempting to restructure our liabilities, and pursuing opportunities to raise financing to fund the development of our planned business and our working capital requirements.  We currently do not have sufficient working capital to finance our planned business strategy and may not be able to continue as a going concern.

As of March 31, 2002, we had a working capital deficit of $577,765, and a working capital deficit of $493,912 at December 31, 2001.  In their independent auditor’s report dated March 15, 2002, Davidson & Company, Chartered Accountants, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities.  We intend to address this going concern issue by restructuring our liabilities where possible and by raising capital through equity, debt or convertible securities financing.  We are currently seeking financing by presenting our business plan to potential investors.  If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

Effective August 1, 2001, we completed a 10 (old)-for- 1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.  At July 31, 2001, we had 50,803,567 shares of common stock issued and outstanding, and after giving effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding.  All share information contained in this report gives effect to the reverse split.  As at May 15, 2002, we had 5,027,870 shares of common stock issued and outstanding.

During the quarter ended March 31, 2002, we entered into an independent service organization agreement, under which we have agreed to market cash card systems to pawnbrokers.  We are in the process of developing our marketing strategy to market the cash cards and expect to begin actively implementing our marketing program during the third quarter of 2002, assuming sufficient financing is available.  We cannot assure you our marketing efforts will be successful or that we will generate any significant revenue from the sale of cash cards.

On April 11, 2002, Joseph Schlader resigned as a director and as our President to return to his family business.  Mr. Schlader was a co-founder of the Company.  William Galine, Pawnbroker.com’s Vice President, a director, and a co-founder of the Company replaced Schlader as the Company President.  Steven R. Fowler, Pawnbroker.com’s Director of Business Development and a director, was appointed to fill the position of Company Vice President.

Neither we nor any of our subsidiaries are currently subject to any bankruptcy, receivership or similar proceedings at the date of this report.

Our headquarters are located at 85 Keystone, Suite H, Reno, Nevada, 89503, and our telephone number is (775) 332-5048.

Our web site address is www.pawnbroker.com.  The information on our web site is not a part of this quarterly report.

Results of Operations

Three Months Ended March 31, 2002 Compared to March 31, 2001

Revenues.  We had no revenues from operations.

General and Administrative.  General and administrative related expenses for three months ended March 31, 2002 were $153,908, compared to $(62,414)(resulting from an adjustment to previously accrued expenses and recovery of operating expenses) for the same period in 2001.  General and administrative related expense for three months ended March 31, 2002, consisted primarily of salaries and payroll, professional fees, travel, general office, printing, and maintaining the office in Reno.  General and administrative expenses are expected to remain at low levels until we begin marketing our stored cash cards under the service organization agreement with Alpha Financial Resources, L.L.C., assuming we can raise adequate funding to finance our plan of operation.

Salaries and Payroll.  During the first quarter 2001, we laid off all but four of our employees in an effort to consolidate our operations to conserve working capital; however, we still incurred significant salaries and wage expense as during this consolidation period.  During the three months ended March 31, 2002, we employed three employees, including Bill Galine, our President, Steven Fowler, our Vice President and one part-time administrative employee.  We may be required to hire additional employees, assuming financing is available, if we can successful implement our marketing strategy to market the cash cards to pawnbrokers.  We also anticipate that we will hire additional personnel and management with experience in the financial service industry to assist us with implementing our financial service business strategy, assuming we can raise adequate funding to finance our plan of operation.

Contract Services.  We terminated our use of services provided by contract service providers, which included investor relations, public relations and market research.  We may incur contract service expenses related to regulatory compliance and research to develop our financial services business during the remainder of 2002, although we have no current arrangements to do so.

Consulting.  We currently do not rely on consultants in connection with our business.  In future period, we intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings, assuming we can raise adequate funding to finance our plan of operation.

Professional Fees.  Professional fees consist primarily of legal and accounting expenses.  We decreased expenditures related to professional fee expense as a result of our lack of working capital and our reduction in the use of our legal counsel and accounting professionals during 2002.  We anticipate at least a minimum level of professional fees expenses related to legal and accounting support during the development of our new business plan and expenses related to preparing filings to comply with our Securities and Exchange Commission reporting obligations.  Professional fees may increase if we obtain additional financing to undertake research related to our financial services business and the development of documents, forms and procedures related to such business.

Marketing and Related Expense.  Marketing and related expenses are expected to increase during the third and fourth quarters of 2002, assuming additional financing is available, as we attempt to market our financial and business-to-business services.

Office and Travel.  We incurred general office expenses related to maintaining our principal office and travel expenses related primarily to travel for raising capital and business development activities.  Travel and related expenses are expected to be consistent with the levels during the remaining quarters of 2002.

Loss.  Our loss for three months ended March 31, 2002 was $214,139 or $0.04 per share compared to $291,920 or $0.14 per share during the same period in 2001, a decrease of $77,781.  The decrease resulted from our efforts to minimize operations and overhead and our ongoing restructuring efforts.  We anticipate that we will continue to incur losses during the second quarter 2002 at a level approximately as that recorded during the first quarter 2002, and that losses may decrease during the third quarter of 2002, as we anticipate that we will begin implementing our new business strategy, assuming adequate financing is available.  We cannot assure you that we will successfully raise the additional capital required to continue as a going concern or that our plan to market stored value cash card systems to pawnbrokers will be commercially successful.

Liquidity and Capital Resources

In their independent auditor's report dated March 15, 2002, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of March 31, 2002, we had cash and cash equivalents of $38,472 and a working capital deficit of $577,765, which includes current liabilities of $616,237.

During the three months ended March 31, 2002, we received no revenues from our operations and we used net cash of $165,889 in operating activities.  Our use of cash during such period was primarily as a result of expenses related to sustaining our operations for salary expenses, professional fees and expenses related to general administrative expenses and overhead.

During the three month period ended March 31, 2002, we have been attempting to raise the capital required to fund our Plan of Operation, but our efforts have only been marginally successful.  During the three month period ended March 31, 2002, we raised net financing of $97,000, including $90,000 from the private placement of unsecured convertible debentures, bearing interest at 18% per annum, due December 31, 2003; and a net of $7,000 from issuing notes payable in the principal amounts of $22,000 (unsecured and payable on demand) issued to Pacific Pawnbrokers, a Company controlled by our former President, Joseph Schlader, and $10,000 (unsecured, bearing interest at 18% per annum, due December 31, 2003) and satisfying our obligations under a promissory note in the principal amount of $25,000 (unsecured, bearing interest at 18% per annum, due October 19, 2001; paid January 2002).  Subsequent to March 31, 2002, we issued convertible debentures in the aggregate principal amount of $19,000 (unsecured, bearing interest at 18% per annum, due December 31, 2003).

We will continue to incur losses until we can generate revenues from sales of our stored value cash card system.  We do not anticipate we will begin to generate any revenues until we can launch our stored value cash card system, which is not anticipated to occur until the third quarter of 2002, assuming sufficient financing is available.

We estimate that our minimum cash requirements to implement our plan of operation is between approximately $500,000 to $750,000 during 2002, primarily for capital to market our stored value cash card system to pawnbrokers and expenses related to general overhead and administration,   See “Plan of Operation.”  We are also in the process of seeking sufficient financing to implement our business strategy.  We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all.  If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.  We have no sources of external financing and currently no cash flows from operations.

Plan of Operation

Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third-party vendors, experience of management and the decisions of our management.  Our plan of operation for the remainder year ending December 31, 2002 and during the first quarter ended March 31, 2003, is as follows:

•

Raise additional financing of between $500,000 to $750,000 to fund the marketing efforts relating to our stored value cash card system;

•

Raise additional financing of between $3 million to $9 million to fund our operations and to implement our business strategy;

•

Complete research related to regulatory compliance issues related to lending rates, licensing requirements, perfecting security interests in assets and other regulatory issues in states targeted for our financial services roll out;

•

Develop the documentation, forms and required procedures to facilitate loans to member pawnbrokers;

•

Market and promote our financial services to pawnbrokers in the targeted states and our business-to-business network to pawnbrokers throughout North America; and

•

Identify viable target markets for additional roll outs of our financial services.

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

(i)

the costs associated with marketing our stored value cash card system,

(ii)

the costs to complete the regulatory research and obtain licenses to operate our financial services business,

(iii)

our ability to successfully complete financing transactions with pawnbrokers,

(iv)

the availability of financing on acceptable terms,

(v)

reliability of the assumptions of management in estimating cost and timing,

(vi)

competition; and

(vii)

other factors that may be beyond our control.

We cannot assure you that we will generate sufficient revenues, if any, from our operations to earn a profit or that our planned service offerings will be commercially successful.  Our inability to successful implement our business plan or generate revenues from financial services will have a material adverse affect on our business and results of operations.

Capital Obligations and Commitments

As of March 31, 2002, we have commitments related to a $100,000 promissory note, bearing interest at the annual rate of 18%, due February 21, 2002 (which we are currently attempting to negotiate an extension); $90,000 promissory notes, bearing interest at the annual rate of 18%, due December 31, 2003; and demand promissory notes in the aggregate principal amount of $42,000.  We have also issued convertible debentures in the principal amount of $494,000, bearing interest at the annual rate of 18%, which are due December 31, 2003, and convertible into Pawnbroker.com common shares at $1.00 per share.

We estimate that our initial cash requirements are approximately $70,000 a month, principally for salaries, professional services, marketing and office expenses.  We anticipate that our cash requirements will increase modestly in the third and fourth quarters of 2002 as a result of costs related to marketing our stored value cash card system and a minor increase on office expense related to corporate accounting requirements.

We intend to compete in the highly competitive financial services industry.  We will compete against companies that have substantially greater financial, technical and other resources than us.  Several competitors already have established brand names, strategic relationships and user loyalty, all of which create a competitive advantage over us.  We have not yet begun the process of determining the regulatory requirements for conducting our proposed financial services business and we do not currently have sufficient working capital to implement our planned business strategy.  Competitive pressures, lack of adequate financing, failure to gain market acceptance and the slow down in the economy are some of the factors that have caused such companies to fail.  We face these same challenges, and we cannot guarantee that we will be able to compete effectively or that we will obtain sufficient financing to develop a commercially viable business.

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

Part II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As of the date hereof, there is no material litigation pending against the Company.  From time to time, the Company is a party to litigation and claims incident to the ordinary course of business.  While the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended  March 31, 2002, we issued convertible debentures in the principal amount of $90,000 to accredited investors.  The debentures bear interest at the rate of 18% per annum, are due December 31, 2003, and are convertible into common stock of Pawnbroker.com, Inc. at $1.00 per share.  We issued the debentures in reliance upon an exemption from registration available under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

During the quarter ended  March 31, 2002, we issued a promissory note in the principal amount of $10,000 to one accredited investor.  The note bear interest at the rate of 18% per annum, is due December 31, 2003.  We issued the note in reliance upon an exemption from registration available under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

During the quarter ended  March 31, 2002, we issued a promissory note in the principal amount of $22,000 to one accredited investor.  The note bears no interest and is payable on demand.  We issued the note in reliance upon an exemption from registration available under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders of the Company during the quarter covered by this report.

ITEM 5.

OTHER INFORMATION

On April 11, 2002, Joseph Schlader resigned as a director and as our President to return to his family business.  Mr. Schlader was a co-founder of the Company.  William Galine, Pawnbroker.com’s Vice President, a director, and a co-founder of the Company replaced Schlader as the Company President.  Steven R. Fowler, Pawnbroker.com’s Director of Business Development and a director, was appointed to fill the position of Company Vice President.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1(1)	Agreement of Reorganization by and between Digital Sign Corporation, Edward F. Meyers III and Digital Signs, Inc. dated February 14, 1998.
2.2(1)	Agreement and Plan of Share Exchange by and between Digital Sign Corporation and Eriko Internet, Inc. dated April 4, 1999.
2.3(1)	Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated May 14, 1999.
2.4(1)	Addendum to Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated June 11, 1999.
3.1(1)	Certificate of Incorporation of Digital Sign Corporation filed February 13, 1998.
3.2(1)	Certificate of Amendment of Digital Sign Corporation filed June 10, 1999.
3.3(3)	Certificate of Amendment of Pawnbroker.com, Inc. filed June 1, 2000.
3.5(1)	Bylaws of Digital Sign Corporation. (Previously filed as Exhibit 3.3 to Form 10)
3.6(3)	Amended and Restated Bylaws of Pawnbroker.com, Inc.
5.1	Opinion of Dorsey & Whitney LLP
10.1(1)	Form of Private Placement Subscription Agreement dated February 1998.
10.2(1)	Contribution Agreement by and between Digital Sign Corporation and Cameron Woodbridge dated May 19, 1999.
10.3(1)	Subscription Agreement by and between Pawnbroker.com, Inc. and Packard Financial Group Inc. dated June 14, 1999
10.4(1)	Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999
10.5(1)	85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999
10.6(1)	Design and Development Agreement by and between Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999
10.7(1)	Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999
10.8(2)	Lease Agreement by and between Pawnbroker.com, Inc. and Don Pearlman Joint Venture Six dated December 2, 1999
10.9(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999
10.10(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999
10.11(2)	Employment Agreement by and between Pawnbroker.com, Inc. and William Galine effective June 13, 1999
10.12(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Vahid Rafizadeh
10.13(2)	Severance and Release Agreement by and between Pawnbroker.com, Inc. and Daniel McElwee effective May 18, 2000
10.14(2)	Letter Agreement by and between Pawnbroker.com, Inc. and Jefferies & Co., Inc. dated December 1, 1999
10.15(2)	12% Promissory Note in the Principal Amount of $1,000,000 dated April 26, 2000 issued to BWI Avionics, Ltd.
10.16(2)	Agreement by and between Pawnbroker.com, Inc. and RedTagOutlet.com, Inc. dated May 10, 2000
10.17(4)	Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000
10.18(4)	Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000
10.19(4)	Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000
10.20(4)	Registration Rights Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000
10.21(4)	Escrow Agreement related to the Loan Agreement dated June 7, 2000
10.22(4)	Form of 9% Convertible Debenture issued to Lamothe Investing Corp.
10.23(4)	Form of Warrant issued to Lamothe Investing Corp.
10.29(3)	Amended and Restated Stock Option Plan, filed June 1, 2000.
10.30(5)	Common Stock Purchase Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000
10.31(5)	Registration Rights Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000
10.32(5)	Escrow Agreement related to the Common Stock Purchase Agreement dated July 6, 2000
10.33(5)	Form of Warrant issued to Gestrow Investments Limited
10.34(5)	Form of Warrant issued to Ladenburg Thalmann & Co. Inc.
10.35(5)	Letter Agreement dated July 7, 2000
10.36(5)	Promissory Note issued to Ladenburg Thalmamm & Co. Inc.
10.37(5)	Letter Agreement with Gestrow Investment Limited dated July 19, 2000
10.38(6)	Sales and Fulfillment Agreement dated September 2000, by and between Jewelry Edge and Pawnbroker.com, Inc. (filed as Exhibit 10.1)
10.39(6)	Subscription Agreement related to August 11, 2000 unit private placement. (filed as Exhibit 10.2)
10.40(6)	Strategic Alliance Agreement, dated October 18, 2000, between First Cash Financial Services, Inc. and Pawnbroker.com, Inc. (filed as Exhibit 10.3)
10.41(6)	Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)
10.42(6)	Strategic Alliance Agreement, dated October 18, 2000, between First Cash Financial Services, Inc. and Pawnbroker.com, Inc. (filed as Exhibit 10.3)
10.43(6)	Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)
10.44(7)	18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.
10.45(7)	Form of Subscription Agreement dated May 11, 2001 – Note Conversion
10.46(8)	Form of 18% Convertible Promissory Notes
10.47(8)	Independent Service Organization Agreement Alpha Cashcard Program dated April 2, 2002

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

(4)                                Previously filed on June 30, 2000 on Form 10-K.

(5)                                Previously filed on July 31, 2000 on Form S-1.

(6)                                Previously filed on November 14, 2000 on Form 10-Q.

(7)                                Previously filed on May 15, 2001 on Form 10-K.

(7)                                Previously filed on April 2, 2002 on Form 10-K.

a)

Reports on Form 8-K

None.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

May 17, 2002

PAWNBROKER.COM, INC.

By:

/s/ William Galine

Name:

William Galine

Title:

President

(Principal Executive Officer and Principal Financial Officer)

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

#

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>