Form 10-Q
period 2002-06-30
PAWNBROKER COM INC
filed 2002-08-16
CIK 1058154

PAWNBROKERS.COM, INC.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________________________________

FORM 10-Q

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 0-27215

PAWNBROKER.COM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0794473
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 East Liberty Street, Sixth Floor, Suite 7

Reno, Nevada

89504

(Address of principal executive offices)

85 Keystone, Suite H

Reno, Nevada

89503

(Former name, former address and former fiscal year, if changed since last report)

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

The number of outstanding common shares, no par value, of the Registrant at:

August 14, 2002:  5,027,870

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

PAWNBROKERS.COM, INC.

PAWNBROKER.COM. INC.

INDEX TO THE FORM 10-Q

For the quarterly period ended June 30, 2002-08-15

Page

Part I

Financial Information

Item 1:

Financial Statements

 3

Item 2:

Management’s Discussion and analysis

Of Financial Condition and Results

Of Operations

26

Item 3:

Quantitative and Qualitative Disclosure

About Market Risk

32

Part II

Other Information

Item 1:

Legal Proceedings

32

Item 2:

Changes in Securities and Use

Of Proceeds

32

Item 3:

Defaults Upon Senior Securities

32

Item 4:

Submission of Matters to a Vote of

Security Holders

32

Item 5:

Other Information

32

Item 6

Exhibits and Reports on Form 8-K

33

Signatures

38

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

PAWNBROKERS.COM, INC.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2002

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

PAWNBROKERS.COM, INC.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

<t>

June 30,

December 31

2002

2001

$

$

<c>

<c>

<s>

ASSETS

Current

  Cash and cash equivalent

     4,847

    26,615

  Total current assets

     4,847

    26,615

Capital assets (Note 4)

   103,479

   144,736

Domain name (Note 5)

         -

    17,361

Total Assets

   108,326

   188,712

Continued

These accompanying notes are an integral part of these consolidated financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

PAWNBROKERS.COM, INC.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30,

December 31

2002

2001

$

$

(Cont’d.)

LIABILITIES AND STOCKHOLDERS’

DEFICIENCY

Current liabilities

  Accounts payable

    574,910

    375,527

  Notes payable (Note 6)

    132,000

    145,000

  Total current liabilities

    706,910

    520,527

Notes payable (Note 6)

     90,000

     80,000

Convertible notes (Note 7)

    568,000

    404,000

  1,364,910

  1,004,527

STOCKHOLDERS’ DEFICIENCY

  Capital stock (Note 8)

    Authorized

      20,000,000 preferred

        shares with a par value

        of $0.0001

      60,000,000 common shares

        with a par value of

        $0.0001

    Issued and outstanding

      June 30, 2002 – 5,027,870

        Common shares

      December 31, 2001 – 5,027,870

        Common shares

        503

        503

    Additional paid-in capital

  9,250,167

  9,250,167

    Deficit accumulated during

      The development stage

(10,507,254)

(10,066,485)

    Total stockholders’ deficiency

 (1,256,584)

   (815,815)

Total Liabilities and Shareholder’s

Equity/(Deficit)

    108,326

    188,712

</t>

History and organization of the Company (Note 1)

Commitments (Note 11)

These accompanying notes are a integral part of these consolidated financial statements.

<Pg#>

<EDGAR Document Name>

<Delivery Date>

<EDGAR Document Number>

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

<t>

Cumulative

Amounts from

February 5,

3 Month

3 Month

6 Month

6 Month

1999 to

Period

Period

Period

Period

June 30,

Ended

Ended

Ended

Ended

2002

June 30,

June 30

June 30,

June 30,

2002

2001

2002

2001

$

$

$

$

$

<c>

<c>

<c>

<c>

<c>

<s>

OPERATING EXPENSES

  Amortization

    705,089

    28,332

  47,031

   58,618

 109,676

  General and

    administrative

 90,088,664

   168,293

 427,643

  322,201

 365,229

  Stock-based

    compensation

    378,685

         -

       -

        -

       -

 10,172,438

   196,625

 474,674

  380,819

 474,905

OTHER ITEMS

  Interest expense

    251,768

   30,005

  12,149

  60,010

  55,649

  Interest income

   (80,138)

         -

    (417)

     (60)

 (3,048)

  (Gain) loss on disposal

    of capital assets

   176,983

         -

  (3,163)

       -

 176,983

  Write-off of capital

    assets

     70,674

         -

       -

       -

  70,674

    419,287

    30,005

   8,569

  59,950

 300,258

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

Cont’d.

Loss before extra-

  ordinary item

(10,591,725)  (226,630)

(483,243)

(440,769)

(775,163)

EXTRAORDINARY ITEM

  Gain on settlement

    of debt

     84,471

        -

       -

          -

        -

Loss for the period

(10,507,254)

 (226,630)

(483,243)

(440,769)

(775,163)

Basic and diluted loss

  per common share

    (0.05)

   (0.11)

   (0.09)

  (0.23)

Weighted average number of

  shares of common stock

  outstanding

 5,027,870

4,547,257

5,027,870

3,312,291

</t>

These accompanying notes are an integral part of these consolidated financial statements.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

<t>

Cumulative

Amounts From

February 5,

6 Month

6 Month

1999 to

Period Ended

Period Ended

June 30,

June 30,

June 30,

2002

2002

2001

$

$

$

<s>

<c>

<c>

<c>

CASH FLOWS FROM OPERATING

ACTIVITIES

  Loss for the period

(10,507,254)

(440,769)

(775,163)

  Items not affecting cash:

   Amortization

    705,089

  58,618

 109,676

   Stock-based compensation

    378,685

       -

       -

   Loss on disposal of

     asset

    179,983

       -

 176,983

   Write-off of capital

     Assets

     70,674

       -

  70,674

   Recovery of operating

     expenses

   (156,178)

       -

(158,993)

   Gain on settlement of

    debt

    (84,471)

       -

       -

   Interest accrued on

    notes payable

    142,041

  60,010

       -

  Net change in non-cash

    working capital items:

   Decrease in prepaid

    expense

          -

       -

    754

    Increase in accounts

     payable and accrued

      liabilities

  1,475,996

 139,373

  54,394

    Increase in due from

      related parties

          -

       -

 (34,633)

  Net cash used in operating

    activities

 (7,798,435)

(182,768)

(556,308)

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Cumulative

Amounts From

February 5,

6 Month

6 Month

1999 to

Period Ended

Period Ended

June 30,

June 30,

June 30,

2002

2002

2001

$

$

$

CASH FLOWS FROM INVESTING

   ACTIVITIES

  Purchase of capital assets

 (1,011,971)

       -

       -

  Purchase of domain name

   (125,000)

       -

       -

  Acquisition of cash on

    purchase of subsidiary

      8,007

       -

       -

  Proceeds from disposal of

    capital assets

     80,746

       -

  80,748

  Increase in deposits

          -

       -

   1,695

Net cash provided by (used

   in)      Investing

    activities

 (1,048,218)

       -

  82,443

CASH FLOWS FROM FINANCING

ACTIVITIES

  Proceeds from issuance of

   common stock

6,559,500

      -

        -

  Proceeds from convertible

   debenture

  568,000

164,000

        -

  Proceeds (payments) from

    notes payable

1,724,000

 (3,000)

  205,000

Net cash provided by

  financing activities

8,851,500

161,000

  205,000

Change in cash and cash

  Equivalents for the period

    4,847

(21,768)

 (268,865)

Cash and cash equivalents,

   beginning of period

        -

 26,615

  231,763

Cash and cash equivalents,

  end of period

    4,847

  4,847

   (37,102)

Cash and cash equivalents,

  comprised of:

  Cash

    4,847

  4,847

         -

  Bank overdraft

        -

      -

  (37,102)

   4,847

  4,847

   (37,102)

</t>

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

PAWNBROKER.COM, INC.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

<t>

<s>	Common Stock Shares <c>	Amount $ <c>	Additional Paid-in Capital $ <c>	Deficit Accumulated During the Development Stage $ <c>	Total Stockholders’ Equity $ <c>
Balance, February 5, 1999
Common stock issued for cash	850,000	85	80,415	-	80,500
Balance, March 31, 1999	850,000	85	80,415	-	80,500

Capital stock of Pawnbroker.com Inc. at April 6, 1999	112,475	11	26,257	-	26,268
Deficit of Pawn- broker.com, Inc. at April 6, 1999	-	-	(23,261)	-	(23,261)
Common stock issued pursuant to the acquisition of Pawnbroker.com, Inc. (Nevada)	624,000	62	-	-	62
Common stock issued for cash	130,000	13	3,002,987	-	3,003,000
Share cancellation	(25,000)	(3)	(247)	-	250
Common stock issued on exercise of share purchase warrants	65,000	7	1,501,493	-	1,501,500
Stock-based compensation for options issused to consultants and non-employees	-	-	93,617	-	93,617
Loss for the year	-	-	-	(4,706,109)	(4,706,109)
Balance, March 31, 2000	1,756,475	175	4,681,261	(4,706,109)	(24,673)

Common stock issued for conversion of convertible debenture	26,882	3	499,997	-	500,000
Common stock issued for cash	100,000	10	1,999,990	-	2,000,000
Common stock issued on exercise of stock options	187,000	19	168,281	-	168,300
Stock-based compensation for options issued to consultants and employees and non-employees	-	-	285,068	-	285,068
Loss for the period	-	-	-	(4,335,831)	(4,335,831)

Balance, December 31, 2000	2,070,357	207	7,634,597	(9,041,940)	(1,407,136)

Common stock issued on exercise of stock options	10,000	1	8,999	-	9,000
Common stock issued to settle debt	3,000,000	300	1,653,804	-	1,654,104
Share cancellation	(52,487)	(5)	(47,233)	-	(47,238)
Loss for the year	-	-	-	(1,024,545)	(1,024,545)
Balance, December 31, 2002	5,027,870	503	9,250,167	(10,066,485)	(815,815)

Loss for the period	-	-	-	(440,769)	(440,769)

Balance, June 30, 2002	5,027,870	503	9,250,167	(10,507,254)	(1,256,584)
</t>

PAWNBROKER.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2002

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

These financial statements contain the financial statements of Eriko Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis.  On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 850,000 common shares.  As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko.  This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko.  Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko.  As a result, the financial statements present the consolidated financial position of the companies as at June 30, 2002 and December 31, 2001 and the results of operations of Eriko for the period ended June 30, 2002 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition.  The number of shares outstanding at June 30, 2002 and December 31, 2001 as presented are those of Pawnbroker.com, Inc.

The Company is a development stage company.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows at June 30, 2002 and for the period then ended have been made.  These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001.  The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

The Company is in the process of restructuring its business and developing a new business plan and strategy under which it intends to provide financial resources to the pawn industry.  The Company is in the process of finalizing a business plan and attempting to restructure its liabilities to allow it to raise financing to fund the development of its planned business and its working capital requirements.  Over the next twelve months, the Company plans to raise cash through additional debt and equity financing.  The Company currently does not have sufficient working capital to finance its planned business strategy and may be unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

June 30,

December 31,

1

2001

$

$

Deficit accumulated during the

  development stage

(10,507,254)(10,066,485)

Working capital deficiency

   (702,063)

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

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment.  The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statements of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of".  SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

In April 2002, FASB issued Statements of Financial Accounting No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally SFAS 145 is effective for transactions occurring after May 15, 2002.

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

4. .

CAPITAL ASSETS

Accumulated

Net Book

Accumulated

Net Book

Cost

Amortization

Value

Cost

Amortization

Value

$

$

$

$

$

$

Furniture and

 fixtures

64,970

 (37,031)

 27,939

 64,970

 (30,533)

 34,437

Computer

  equipment

224,994

(151,040)

 73,954

224,994

(116,578)

108,416

Computer

  software

275,381

(275,381)

      -

275,381

(275,381)

     -

Leasehold

 improvements

  4,990

  (3,404)

  1,586

  4,990

   (3,107)

  1,883

570,335

(466,856)

103,479

570,335

(425,599)

144,736

5.

DOMAIN NAME

June 30,

December 31

Domain name

$125,000

$125,000

Less:  Accumulated amortization

(125,000)

(107,639)

$     -

$ 17,361

6.

NOTES PAYABLE

June 30

December 31

2002

2001

Promissory note from Pacific

  Pawnbroker, non-interest

  bearing, unsecured and payable

   on demand.

$32,000

$20,000

Promissory note from various

   parties, bearing interest

  at 18% per annum, unsecured,

  and payable on December 31, 2003.

  90,000

  80,000

Promissory note, bearing interest

  at 18% per annum, unsecured, and

  payable on October 19, 2001

 (repaid January 2002).

      -

  25,000

Promissory note, bearing interest

  at 18% per annum, unsecured, and

  payable on February 21, 2002

  (The Company is currently

  negotiating an extension to

  the loan).

 100,000

 100,000

 222,000

 225,000

Less:  current portion

(132,000)

(145,000)

$ 90,000

$ 80,000

7.

CONVERTIBLE NOTES

June 30,

December 31

2002

2001

Convertible notes from various

 parties, bearing interest at 18%

 per annum, unsecured, and payable

  on December 31, 2003, convertible

 into 1,136,000 (December 31, 2001 –

 808,000) common shares of the

 Company

$568,000

$404,000

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

2002

9.

STOCK OPTIONS AND WARRANTS

At June 30, 2002, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

Number

Exercise

of Shares

Price

Expiry Date

25,000

$  67.50

November 1, 2002

15,000

   67.50

3 years from the date when the Company

receives a specified amount of financing

in private or public offerings after

November 1, 1999.

 8,200

   67.50

September 1, 2002

93,010

   45.00 to

   81.30

3 years from the initial vesting dates of the stock options, over periods ranging from September 13, 2002 to March 15, 2003.

 5,000

   15.30

September 25, 2003

The following warrants enabling the holders to acquire the following number of common shares were outstanding at June 30, 2002:

Number of shares

Exercise price

Expiry Date

  7,200

$67.50

May 10, 2003

  5,882

 48.90

June 7, 2003

 33,426

 35.90

July 7, 2003

150,000

 20.00

October 11, 2005

10.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

6 Month

6 Month

Period

Period

Ended ,

Ended

June 30

June 30

2002

2001

Cash paid for income taxes

$     -

$    -

Cash paid for interest

 20,409

     -

There were no material non-cash investing and financing transactions during the period from January 1, 2002 to June 30, 2002.

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

11.

COMMITMENTS

a)

The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

Future annual lease payments are as follows:

2002

$   64,294

1

    18,565

2

     2,038

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

12.

INCOME TAXES

Subject to certain restrictions, the Company has certain operating losses available to reduce taxable income of future years.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements.

The Company has not recorded potential future income tax benefits of $3,571,416 in operating losses which, if unutilized, expire as follows:

2019

$    1,898,381

2020

     7,143,559

2021

     1,024,545

2022

       440,769

$   10,507,254

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

June 30,

June 30,

1

2001

U.S. federal statutory graduated

  rate

  34.00%

  34.00%

State income tax rate, net of federal

  benefit

   7.00%

   7.00%

Net operating loss for which no tax

  benefit is   currently available

 (41.00)%

 (41.00)%

   0.00%

   0.00%

The Company's total deferred tax asset as of June 30 is as follows:

     2002

   2001

Tax benefit of net operating

loss carryforward

$ 3,571,416

$3,337,815

Valuation allowance

$(3,571,416)

(3,337,815)

$         -

$        -

At June 30, 2002, deferred taxes consisted of a net tax asset of $3,571,416 due to operating loss carryforwards of $10,507,254 which was fully allowed for in the valuation allowance of $3,571,416.  The valuation allowance offsets the net deferred asset for which there is no assurance of recovery.

The valuation allowance will be evaluated at the end of each period, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required

13.

NOTE REGARDING FORWARD LOOKING STATEMENTS

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

ITEM 2: – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We, Pawnbroker.com Inc., are a development stage company with no revenues from our operations.  We have never generated any revenues from our operations or profits.  We developed and launched a web site that provided online customers a method to search for and buy merchandise from the inventories of pawnshops.  Our web site experienced very limited success and we generated no material revenues.  We terminated facilitating transactions on our web site and suspended our business operations on March 1, 2001 after we failed to generate sufficient user support.  We are in the process of restructuring our business and developing a new business plan and strategy under which we intend to provide financial services by offering pawnbrokers industry-specific products and services, including a stored value cash card system that allows pawnbrokers to issue their customers cash cards which can be used at most ATM’s and merchants that accept bank debit cards.  In the future, we may offer secured loans to pawnbrokers; however, we have been unable to raise sufficient funds to finance this business strategy.  During the past 12 months, we have been developing our business plan, attempting to restructure our liabilities, and pursuing opportunities to raise financing to fund the development of our planned business and our working capital requirements.  We currently do not have sufficient working capital to finance our planned business strategy and may not be able to continue as a going concern.

As of June 30, 2002, we had a working capital deficit of $702,063, and a working capital deficit of $493,912 at December 31, 2001.  In their independent auditor’s report dated March 15, 2002, Davidson & Company, Chartered Accountants, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities.  We intend to address this going concern issue by restructuring our liabilities where possible and by raising capital through equity, debt or convertible securities financing.  We are currently seeking financing by presenting our business plan to potential investors.  If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

Effective August 1, 2001, we completed a 10 (old)-for- 1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.  At July 31, 2001, we had 50,803,567 shares of common stock issued and outstanding, and after giving effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding.  All share information contained in this report gives effect to the reverse split.  As at August 14, 2002, we had 5,027,870 shares of common stock issued and outstanding.

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

On April 11, 2002, Joseph Schlader resigned as a director and as our President to return to his family business.  Mr. Schlader was a co-founder of the Company.  William Galine, a director of Pawnbroker.com and co-founder of the Company, replaced Schlader as the Company President.  Steven R. Fowler, a director of Pawnbroker.com and its Director of Business Development, was appointed to fill the position of Company Vice President.

Neither we nor any of our subsidiaries are currently subject to any bankruptcy, receivership or similar proceedings at the date of this report.

We relocated our headquarters on August 9, 2002.  Our new address is 1 East Liberty Street, Suite 7, Reno, Nevada, 89504, and our telephone number is (775) 332-5048.

Our web site address is www.pawnbroker.com.  The information on our web site is not a part of this quarterly report.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to the Same Periods Ended June 30, 2001

Revenues.  We had no revenues from operations.

General and Administrative.  General and administrative related expenses for three months ended June 30, 2002 were $168,293, compared to $427,643 for the same period in 2001.  General and administrative related expense for the six month period ended June 30, 2002 was $322,201 compared to $365,229 for the same period in 2001.  The general and administrative related expenses for the six month period ended June 30, 2001 included an adjustment to previously accrued expenses and recovery of operating expenses recognized during the quarter ended March 31, 2001.  General and administrative related expense for three and six month periods ended June 30, 2002, consisted primarily of salaries and payroll, professional fees, travel, general office, printing, and maintaining the office in Reno.  General and administrative expenses are expected to remain at low levels until we begin marketing our stored value cash cards under the service organization agreement with Alpha Financial Resources, L.L.C., assuming we can raise adequate funding to finance our plan of operation.

Salaries and Payroll.  During the first half of 2001, we laid off all but four of our employees in an effort to consolidate our operations to conserve working capital; however, we still incurred significant salaries and wage expense as during this consolidation period.  During the three month and six month periods ended June 30, 2002, we employed three employees, including Bill Galine, our President, Steven Fowler, our Vice President and one part-time administrative employee.  We may be required to hire additional employees, assuming financing is available, if we can successful implement our marketing strategy to market the cash cards to pawnbrokers.  We also anticipate that we will hire additional personnel and management with experience in the financial service industry to assist us with implementing our financial service business strategy, assuming we can raise adequate funding to finance our plan of operation.

Contract Services.  We terminated our use of services provided by contract service providers, which included investor relations, public relations and market research.  We may incur contract service expenses related to regulatory compliance and research to develop our financial services business during the remainder of 2002, although we have no current arrangements to do so.

Consulting.  We currently do not rely on consultants in connection with our business.  In future period, we intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings, assuming we can raise adequate funding to finance our plan of operation.  We have been negotiating with a consultant to provide us consulting services to assist us with the strategic planning and implementation of our stored value cash card system.  We anticipate that we will compensate this consultant by issuing stock or stock options in lieu of cash consideration.

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

Marketing and Related Expense.  Marketing and related expenses are expected to increase during the third and fourth quarters of 2002, assuming additional financing is available, as we attempt to market our stored value cash card system.

Office and Travel.  We incurred general office expenses related to maintaining our principal office and travel expenses related primarily to travel for raising capital and business development activities.  Travel and related expenses are expected to be consistent with the levels during the remaining quarters of 2002.

Loss.  Our loss for three months ended June 30, 2002 was $226,630 or $0.05 per share compared to $483,243 or $0.11 per share during the same period in 2001, a decrease of $256,613.  Our loss for the six months ended June 30, 2002 was $440,769 or $0.09 per share, compared to $775,163 or $0.23 per share for the same period in 2001.  The decreases resulted from our efforts to minimize operations and overhead and our ongoing restructuring efforts.  We anticipate that we will continue to incur losses during the third and fourth quarters 2002 at a level approximately as that recorded during the first and second quarters 2002.  Losses may increase if we are able to raise sufficient financing to market our stored value cash card system, which will require us to increase marketing and general administrative expenses.  We cannot assure you that we will successfully raise the additional capital required to continue as a going concern or that our plan to market stored value cash card systems to pawnbrokers will be commercially successful.

Liquidity and Capital Resources

In their independent auditor's report dated March 15, 2002, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of June 30, 2002, we had cash and cash equivalents of $4,847 and a working capital deficit of $702,063, which includes current liabilities of $706,910.

During the six months ended June 30, 2002, we received no revenues from our operations and we used net cash of $182,768 in operating activities.  Our use of cash during such period was primarily as a result of expenses related to sustaining our operations for salary expenses, professional fees and expenses related to general administrative expenses and overhead.

During the six month period ended June 30, 2002, we have been attempting to raise the capital required to fund our Plan of Operation, but our efforts have only been marginally successful.  During the three month period ended June 30, 2002, we raised net financing of $161,000 from the private placement of convertible debentures.

We will continue to incur losses until we can generate sufficient revenues from sales of our stored value cash card system on a profitable basis.  We do not anticipate we will begin to generate any revenues until we can launch our stored value cash card system, which is not anticipated to occur until the third quarter of 2002, assuming sufficient financing is available.

We estimate that our minimum cash requirements to implement our plan of operation is between approximately $750,000 to $1,000,000 during the remainder of 2002, primarily for capital to market our stored value cash card system to pawnbrokers and to meet our current obligations to creditors.   See “Plan of Operation.”  We are in the process of seeking sufficient financing to implement our business strategy;  however, we have had limited success given the downward trend in the capital market and the economy.  We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all.  If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.  We have no sources of external financing and currently no cash flows from operations.

Plan of Operation

Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third-party vendors, experience of management and the decisions of our management.  Our plan of operation for the remainder year ending December 31, 2002 and during the first two quarters ended June 30, 2003, is as follows:

•

Raise additional financing of between $750,000 and $1 million during the third or fourth quarter to fund the marketing efforts relating to our stored value cash card system and to meet our obligations to creditors;

•

Launch our stored value cash card system and market the system to the pawnbroker industry;

•

Raise additional financing of between $3 million to $9 million before June 30, 2003 to fund our operations and to implement our business strategy;

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

In order to reduce our cash requirements, we intend to outsource certain development, marketing, human resources, legal and accounting functions.  Similarly, in order to reduce capital expenditures, we intend to enter into leasing agreements for hardware and other equipment requirements where required.

We cannot assure you that our actual expenditures will not exceed our estimated operating budget. Actual expenditures will depend on a number of factors, some of which are beyond our control, including, among other things:

- the costs associated with marketing our stored value cash card system,

- the costs to complete the regulatory research and obtain licenses to - operate our financial services business,

- our ability to successfully complete financing transactions with pawnbrokers,

- the availability of financing on acceptable terms,

- reliability of the assumptions of management in estimating cost and timing,

- competition; and

-

other factors that may be beyond our control.

We cannot assure you that we will generate sufficient revenues, if any, from our operations to earn a profit or that our planned service offerings will be commercially successful.  Our inability to successful implement our business plan or generate revenues from financial services will have a material adverse effect on our business and results of operations.

Capital Obligations and Commitments

As of June 30, 2002, we have commitments related to $90,000 in promissory notes, bearing interest at the annual rate of 18%, due December 31, 2003; demand promissory notes in the aggregate principal amount of $42,000; and convertible debentures in the principal amount of $568,000, bearing interest at the annual rate of 18%, which are due December 31, 2003, and convertible into Pawnbroker.com common shares at $0.50 per share.

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

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

2.1(1)	Agreement of Reorganization by and between Digital Sign Corporation, Edward F. Meyers III and Digital Signs, Inc. dated February 14, 1998.
2.2(1)	Agreement and Plan of Share Exchange by and between Digital Sign Corporation and Eriko Internet, Inc. dated April 4, 1999.
2.3(1)	Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated May 14, 1999.
2.4(1)	Addendum to Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated June 11, 1999.
3.1(1)	Certificate of Incorporation of Digital Sign Corporation filed February 13, 1998.
3.2(1)	Certificate of Amendment of Digital Sign Corporation filed June 10, 1999.
3.3(3)	Certificate of Amendment of Pawnbroker.com, Inc. filed June 1, 2000.
3.5(1)	Bylaws of Digital Sign Corporation. (Previously filed as Exhibit 3.3 to Form 10)
3.6(3)	Amended and Restated Bylaws of Pawnbroker.com, Inc.
10.1(1)	Form of Private Placement Subscription Agreement dated February 1998.
10.2(1)	Contribution Agreement by and between Digital Sign Corporation and Cameron Woodbridge dated May 19, 1999.

10.3(1)	Subscription Agreement by and between Pawnbroker.com, Inc. and Packard Financial Group Inc. dated June 14, 1999
10.4(1)	Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999
10.5(1)	85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999
10.6(1)	Design and Development Agreement by and between Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999
10.7(1)	Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999
10.8(2)	Lease Agreement by and between Pawnbroker.com, Inc. and Don Pearlman Joint Venture Six dated December 2, 1999
10.9(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999
10.10(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999
10.11(2)	Employment Agreement by and between Pawnbroker.com, Inc. and William Galine effective June 13, 1999
10.12(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Vahid Rafizadeh
10.13(2)	Severance and Release Agreement by and between Pawnbroker.com, Inc. and Daniel McElwee effective May 18, 2000

10.14(2)	Letter Agreement by and between Pawnbroker.com, Inc. and Jefferies & Co., Inc. dated December 1, 1999
10.15(2)	12% Promissory Note in the Principal Amount of $1,000,000 dated April 26, 2000 issued to BWI Avionics, Ltd.
10.16(2)	Agreement by and between Pawnbroker.com, Inc. and RedTagOutlet.com, Inc. dated May 10, 2000
10.17(4)	Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000
10.18(4)	Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000
10.19(4)	Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000
10.20(4)	Registration Rights Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000
10.21(4)	Escrow Agreement related to the Loan Agreement dated June 7, 2000
10.22(4)	Form of 9% Convertible Debenture issued to Lamothe Investing Corp.
10.23(4)	Form of Warrant issued to Lamothe Investing Corp.
10.29(3)	Amended and Restated Stock Option Plan, filed June 1, 2000.
10.30(5)	Common Stock Purchase Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000
10.31(5)	Registration Rights Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000
10.32(5)	Escrow Agreement related to the Common Stock Purchase Agreement dated July 6, 2000
10.33(5)	Form of Warrant issued to Gestrow Investments Limited
10.34(5)	Form of Warrant issued to Ladenburg Thalmann & Co. Inc.
10.35(5)	Letter Agreement dated July 7, 2000
10.36(5)	Promissory Note issued to Ladenburg Thalmamm & Co. Inc.
10.37(5)	Letter Agreement with Gestrow Investment Limited dated July 19, 2000
10.38(6)	Sales and Fulfillment Agreement dated September 2000, by and between Jewelry Edge and Pawnbroker.com, Inc. (filed as Exhibit 10.1)
10.39(6)	Subscription Agreement related to August 11, 2000 unit private placement. (filed as Exhibit 10.2)
10.40(6)	Strategic Alliance Agreement, dated October 18, 2000, between First Cash Financial Services, Inc. and Pawnbroker.com, Inc. (filed as Exhibit 10.3)
10.41(6)	Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)
10.42(6)	Strategic Alliance Agreement, dated October 18, 2000, between First Cash Financial Services, Inc. and Pawnbroker.com, Inc. (filed as Exhibit 10.3)
10.43(6)	Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)
10.44(7)	18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.
10.45(7)	Form of Subscription Agreement dated May 11, 2001 – Note Conversion
10.46(8)	Form of 18% Convertible Promissory Notes
10.47(8)	Independent Service Organization Agreement Alpha Cashcard Program dated April 2, 2002
99.1	Section 906 Certification of Acting Chief Executive Officer
99.2	Section 906 Certification of Acting Chief Financial Officer

(1) Previously filed September 1, 1999 on Form 10.

(2) Previously filed October 13, 1999 on Form 10/A.

(3) Previously filed on June 1, 2000 on Form 8-K.

(4) Previously filed on June 30, 2000 on Form 10-K.

(5) Previously filed on July 31, 2000 on Form S-1.

(6) Previously filed on November 14, 2000 on Form 10-Q.

(7) Previously filed on May 15, 2001 on Form 10-K.

(8) Previously filed on April 2, 2002 on Form 10-K.

b)

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

August 14, 2002

PAWNBROKER.COM, INC.

By:

/s/ William Galine

Name:

William Galine

Title:

President

(Principal Executive Officer and Principal Financial Officer)