Form 10-Q
period 2002-09-30
PAWNBROKER COM INC
filed 2002-11-14
CIK 1058154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________________________________________

FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

*

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

(775) 686-2340

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

The number of outstanding common shares, no par value, of the Registrant at:

November 11, 2002:  5,527,870

PAWNBROKER.COM

INDEX TO THE FORM 10-Q

For the quarterly period ended September 30,2002

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

ITEM 4.

CONTROLS AND PROCEDURES

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

SECTION 302 CERTIFICATES

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

September 30, 2002	December 31, 2001

ASSETS

Current
Cash and cash equivalents	$ 1,938	$ 26,615
Prepaid expense (Note 4)	25,000	-

Total current assets	26,938	26,615

Capital assets (Note 5)	87,310	144,736

Domain name (Note 6)	-	17,361

Total assets	$ 114,248	$ 188,712

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued liabilities	$ 648,391	$ 375,527
Notes payable (Note 7)	132,000	145,000

Total current liabilities	780,391	520,527

Notes payable (Note 7)	48,000	80,000

Convertible notes (Note 8)	603,000	404,000

Total liabilities

Stockholders' deficiency
Capital stock (Note 9)
Authorized
20,000,000	preferred shares with a par value of $0.0001
60,000,000	common shares with a par value of $0.0001
Issued and outstanding
September 30, 2002 – 5,527,870 common shares
December 31, 2001 – 5,027,870 common shares		553	503
Additional paid-in capital		9,275,117	9,250,167
Deficit accumulated during the development stage		(10,592,813)	(10,066,485)

Total stockholders' deficiency	(1,317,143)	(815,815)

Total liabilities and stockholders' deficiency	$ 114,248	$ 188,712

History and organization of the Company (Note 1)

Commitments (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Cumulative Amounts From February 5, 1999 to September 30, 2002	Three Month Period Ended September 30, 2002	Three Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2001

OPERATING EXPENSES
Amortization	$ 721,258	$ 16,169	$ 43,705	$ 74,787	$ 153,382
General and administrative	9,125,896	37,232	29,110	359,433	394,337
Stock-based compensation	378,685	-	-	-	-

10,225,839	53,401	72,815	434,220	547,719

OTHER ITEMS
Interest expense	283,926	32,158	3,220	92,168	58,869
Interest income	(80,138)	-	(55)	(60)	(3,102)
Loss on disposal of
capital assets	176,983	-	-	-	176,983
Write-off of capital assets	70,674	-	-	-	70,674

Loss before extraordinary item	(10,677,284)	(85,559)	(75,980)	(526,328)	(851,143)

EXTRAORDINARY ITEM
Gain on settlement of debt	84,471	-	-	-	-

Loss for the period	$(10,592,813)	$ (85,559)	$ (75,980)	$ (526,328)	$ (851,143)

Basic and diluted loss per
common share (Note 3)	$ (0.02)	$ (0.02)	$ (0.10)	$ (0.22)

Weighted average number of shares of common stock outstanding	5,038,981	5,047,609	5,031,574	3,879,636

The accompanying notes are an integral part of these consolidated financial statements.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Cumulative Amounts From February 5, 1999 to September 30, 2002	Nine Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(10,592,813)	$ (526,328)	$ (851,143)
Items not affecting cash:
Amortization	721,258	74,787	153,382
Stock-based compensation	378,685	-	-
Loss on disposal of capital assets	176,983	-	176,983
Write-off of capital assets	70,674	-	70,674
Recovery of operating expenses	(156,178)	-	(228,109)
Gain on settlement of debt	(84,471)	-	-
Interest accrued on notes payable	174,199	92,168	58,869

Net change in non-cash working capital items:
Increase in accounts receivable	-	-	(47,238)
Decrease in prepaid expenses	-	-	754
Increase (decrease) in accounts payable and accrued liabilities	1,517,319	180,696	(1,053)

Net cash used in operating activities	(7,794,344)	(178,677)	(666,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	(1,011,971)	-	-
Purchase of domain name	(125,000)	-	-
Acquisition of cash on purchase of subsidiary	8,007	-	-
Proceeds from disposal of capital assets	80,746	-	80,746
Decrease in deposits	-	-	1,695

Net cash provided by (used in) investing activities	(1,048,218)	-	82,441

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	6,559,500	-	-
Proceeds from convertible debenture	603,000	199,000	-
Proceeds from notes payable (net)	1,682,000	(45,000)	361,500

Net cash provided by financing activities	8,844,500	154,000	361,500

Change in cash position for the period	1,938	(24,677)	(222,940)

Cash and cash equivalents, beginning of period	-	26,615	231,763

Cash and cash equivalents, end of period	$ 1,938	$ 1,938	$ 8,823

Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

PAWNBROKER.COM, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

Common Stock		Additional	Deficit Accumulated During the	Total
Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

Balance, February 5, 1999	$ -	$ -	$ -	$ -	$ -

Common stock issued for cash	850,000	85	80,415	-	80,500

Balance, March 31, 1999	850,000	85	80,415	-	80,500

Capital stock of Pawnbroker.com, Inc. at April 6, 1999	112,475	11	26,257	-	26,268
Deficit of Pawnbroker.com, Inc. at April 6, 1999	-	-	(23,261)	-	(23,261)
Common stock issued pursuant to the
acquisition of Pawnbroker.com, Inc.
(Nevada)	624,000	62	-	-	62
Common stock issued for cash	130,000	13	3,002,987	-	3,003,000
Share cancellation	(25,000)	(3)	(247)	-	(250)
Common stock issued on exercise of
share purchase warrants	65,000	7	1,501,493	-	1,501,500
Stock-based compensation for options
issued to consultants and non-employees	-	-	285,068	-	285,068
Loss for the year	-	-	-	(4,706,109)	(4,706,109)

Balance, March 31, 2000	1,756,475	175	4,681,261	(4,706,109)	(24,673)

Common stock issued for conversion of convertible debenture	26,882	3	499,997	-	500,000
Common stock issued for cash	100,000	10	1,999,990	-	2,000,000
Common stock issued on exercise of stock options	187,000	19	168,281	-	168,300
Stock-based compensation for options issued to consultants and non-employees	-	-	285,068	-	285,068
Loss for the period	-	-	-	(4,335,831)	(4,335,831)

Balance, December 31, 2000	2,070,357	207	7,634,597	(9,041,940)	(1,407,136)

Common stock issued on exercise of stock options	10,000	1	8,999	-	9,000
Common stock issued to settle debt	3,000,000	300	1,653,804	-	1,654,104
Share cancellation	(52,487)	(5)	(47,233)	-	(47,238)
Loss for the year	-	-	-	(1,024,545)	(1,024,545)

Balance, December 31, 2001	5,027,870	503	9,250,167	(10,066,485)	(815,815)

Common stock issued for consulting services	500,000	50	24,950	-	25,000
Loss for the period	-	-	-	(526,328)	(526,328)

Balance, September 30, 2002	$ 5,527,870	$ 553	$ 9,275,117	$(10,592,813)	$(1,317,143)

The accompanying notes are an integral part of these consolidated financial statements.

PAWNBROKER.COM, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2002

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

These financial statements contain the financial statements of Eriko Internet Inc. ("Eriko"), Pawnbroker.com, Inc., Digital Signs, Inc. and Pawnbroker.com, Inc. (a Nevada Corporation) presented on a consolidated basis.  On April 6, 1999, Pawnbroker.com, Inc. acquired all of the issued and outstanding share capital of Eriko by issuing 850,000 common shares.  As a result of the share exchange, control of the combined companies passed to the former shareholders of Eriko.  This type of share exchange has been accounted for as a capital transaction accompanied by a recapitalization of Eriko.  Recapitalization accounting results in consolidated financial statements being issued under the name of Pawnbroker.com, Inc., but are considered a continuation of Eriko.  As a result, the financial statements present the consolidated financial position of the companies as at September 30, 2002 and December 31, 2001 and the results of operations of Eriko for the period ended September 30, 2002 and the results of operations of Pawnbroker.com, Inc., (Nevada) and Digital Signs Inc. from their respective dates of acquisition.  The number of shares outstanding at September 30, 2002 and December 31, 2001 as presented are those of Pawnbroker.com, Inc.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows at September 30, 2002 and for the period then ended have been made.  These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2001.  The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

September 30, 2002	December 31, 2001

Deficit accumulated during the development stage	$ (10,592,813)	$ (10,066,485)
Working capital deficiency	(753,453)	(493,912)

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

New accounting pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets.  Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS No. 142.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets.  The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life.  SFAS 143 is required to be adopted effective January 1, 2003.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  SFAS No. 144 is required to be adopted effective January 1, 2002.

In April 2002, FASB issued No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" that nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF Issue 94-3") "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)".  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF Issue 94-3 had recognized the liability at the commitment date to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

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

4.

PREPAID EXPENSES

Prepaid consulting fees

Pursuant to a consulting agreement entered into during the period, the Company issued common shares of the Company in exchange for consulting services (Note (9).

5.

CAPITAL ASSETS

September 30, 2002			December 31, 2001
Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

Furniture and fixtures	$ 64,970	$ 40,280	$ 24,690	$ 64,970	$ 30,533	$ 34,437
Computer equipment	224,994	162,374	62,620	224,994	116,578	108,416
Computer software	275,381	275,381	-	275,381	275,381	-
Leasehold improvements	4,990	4,990	-	4,990	3,107	1,883

$ 570,335	$ 483,025	$ 87,310	$ 570,335	$ 425,599	$ 144,736

6.

DOMAIN NAME

September 30, 2002	December 31, 2001

Domain name	$ 125,000	$ 125,000

Less: Accumulated amortization	(125,000)	(107,639)
	$ -	$ 17,361

7.

NOTES PAYABLE

September 30, 2002	December 31, 2001

Promissory note from Pacific Pawnbroker, non-interest bearing, unsecured and payable on demand.	$ 32,000	$ 20,000

Promissory note from various parties, bearing interest at 18% per annum, unsecured, and payable on December 31, 2003.	48,000	80,000

Promissory note, bearing interest at 18% per annum, unsecured, and payable on October 19, 2001 (repaid January 2002).	-	25,000

Promissory note, bearing interest at 18% per annum, unsecured, and payable on February 21, 2002 (The Company is currently negotiating an extention to the loan).	100,000	100,000

	180,000	225,000
Less: current portion	(132,000)	(145,000)

$ 48,000	$ 80,000

8.

CONVERTIBLE NOTES

September 30, 2002	December 31, 2001

Convertible notes from various parties, bearing interest at 18% per annum, unsecured, and payable on December 31, 2003, convertible into 1,206,000 (December 31, 2001 - 808,000) common shares of the Company.

$ 603,000	$ 404,000

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

On September 28, 2002, the Company issued 500,000 common shares at a price of $0.05 per share for prepaid consulting fees in the amount of $25,000.

The Company has formed a Stock Option Plan ("Plan") under which it may grant stock options to employees and officers to acquire up to a total of 800,000 shares of the Company's common stock, at a price to be determined by the Plan administrator.

10.

STOCK OPTIONS AND WARRANTS

At September 30, 2002, incentive stock options were outstanding enabling the optionee to acquire the following number of common shares:

Number of Shares	Exercise Price	Expiry Date

25,000	$ 67.50	November 1, 2002 (expired subsequent to the period)
15,000	67.50	3 years from the date when the Company receives a specified amount of financing in private or public offerings after November 1, 1999.
93,010	45.00 – 81.30	3 years from the initial vesting dates of the stock options, over periods ranging from September 13, 2002 to March 15, 2003.
5,000	15.30	September 25, 2003

The following warrants enabling the holders to acquire the following number of common shares were outstanding at September 30, 2002:

Number of Shares	Exercise Price	Expiry Date

7,200	$ 67.50	May 10, 2003
5,882	48.90	June 7, 2003
33,426	35.90	July 7, 2003
150,000	20.00	October 11, 2005

Following is a summary of the stock option activity:

Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2000	40,000	$ 67.50
Granted	499,667	40.90
Forfeited	(193,557)	71.00
Exercised	(187,000)	0.90

Outstanding at December 31, 2000	159,110	77.40
Forfeited	(2,900)	52.30
Exercised	(10,000)	0.90

Outstanding at December 31, 2001	146,210	67.40
Expired	(8,200)	67.50

Outstanding at September 30, 2002	138,010	$ 62.68

Number of options currently exercisable	138,010	$ 62.68

11.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

Nine Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2001

Cash paid for income taxes	$ -	$ -
Cash paid for interest	20,409	-

Non-cash investing and financing transactions during the period from January 1, 2002 to September 30, 2002:

During the period, the Company issued 500,000 common shares at a price of $0.05 per share for prepaid consulting fees.

Non-cash investing and financing transactions during the period from January 1, 2001 to September 30, 2001 were as follows:

(a)   During the period, employee stock options were exercised to acquire 10,000 shares of common stock at a price of $0.90 per share in exchange for settlement of accounts payable totalling $9,000.

b)   During the period, the Company converted notes payable in the amount of $1,500,000 plus accrued interest of $154,104 into 3,000,000 common shares of the Company.

12.

COMMITMENTS

a)

The Company leases office and production premises and certain office equipment pursuant to operating leases which expire in 2003 and 2004:

Future annual lease payments are as follows:

2002	$ 47,346
2003	16,719
2004	2,038

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

The Company has not recorded potential future income tax benefits of approximately $3,600,000 in operating losses which, if unutilized, expire as follows:

2019	$ 1,898,381
2020	7,143,559
2021	1,024,545
2022	526,328

$ 10,592,813

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

Nine Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2001

U.S. federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	7.00%	7.00%
Net operating loss for which no tax benefit is currently available	(41.00)%	(41.00)%

0.00%	0.00%

The Company's total deferred tax asset as of September 30 is as follows:

2002	2001

Tax benefit of net operating loss carryforward	$ 3,600,000	$ 3,363,648
Valuation allowance	(3,600,000)	(3,363,648)

$ -	$ -

At September 30, 2002, deferred taxes consisted of a net tax asset of approximately $3,600,000 due to operating loss carryforwards of $10,592,813 which was fully allowed for in the valuation allowance of $3,600,000.  The valuation allowance offsets the net deferred asset for which there is no assurance of recovery.

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

NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements,” including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects,” and words of similar import, as well as all projections of future results.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any of our future result or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to the following: our limited operating history; our history of losses; our lack of adequate working capital to fund its operations; risks related to our ability to continue as a going concern; need for additional capital; risks involving new product development; risk related to developing a market for cash card services in the pawnbroker industry; competition; management of growth and integration; risks of technological change; our dependence on key personnel, marketing relationships with pawnshops and third party suppliers; government regulation of cash cards and the pawn industry; economic and political factors; and the other risks and uncertainties described under “Description of Business – Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2002.

You should not place undue reliance on forward-looking statements.  We do not intend to update forward-looking statements contained in this report.  References to “Company,” “Registrant,” “our,” “us,” and “we,” refer to Pawnbroker.com, Inc. and its subsidiaries.

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

We restructured our business and developed a new business plan and strategy under which we intend to provide financial services by offering pawnbrokers industry-specific products and services.  Our initial focus is to market a stored value cash card system that allows pawnbrokers to issue their customers cash cards which can be used at most ATM’s and merchants that accept bank debit cards.  We had also planned to offer secured loans to pawnbrokers; however, we have been unable to raise sufficient funds to finance this business strategy and we have been unable to develop this business.

During the past 12 months, we have been developing our business plan, attempting to restructure our liabilities, and pursuing opportunities to raise financing to fund the development of our planned business and our working capital requirements.  We currently do not have sufficient working capital to finance our planned business strategy.

As of September 30, 2002, we had a working capital deficit of $753,453, and a working capital deficit of $493,912 at December 31, 2001.  In their independent auditor’s report dated March 15, 2002, Davidson & Company, Chartered Accountants, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities.  We intend to address this going concern issue by restructuring our liabilities where possible and by raising capital through equity, debt or convertible securities financing.  We are currently seeking financing by presenting our business plan to potential investors.  If we are unable to raise additional financing, we anticipate we will not be able to continue as a going concern.

Effective August 1, 2001, we completed a 10 (old) – for 1 (new) reverse split of our issued and outstanding common stock and reduced our authorized share capital to consist of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.  At July 31, 2001, we had 50,803,567 shares of common stock issued and outstanding, and after giving the effect to the reverse split, we had approximately 5,080,357 shares of common stock issued and outstanding.  All share information contained in this report gives the effect to the reverse split.  As at November 14, 2002, we had 5,527,870 shares of common stock issued and outstanding.

During the quarter ended March 31, 2002, we entered into an independent service organization agreement, under which we have agreed to market cash card systems to pawnbrokers.  We have been developing our marketing strategy to market the cash cards and began actively marketing the cash card system during the third quarter of 2002.  We had no revenues from sales of cash card systems during the quarter.  Our plan is to continue to actively market the cash card systems during the remainder of 2002 and during 2003, assuming sufficient financing is available.  We cannot assure you our marketing efforts will be successful or that we will generate any significant revenue from the sale of cash cards.

On April 11, 2002, Joseph Schlader resigned as a director and as our President to return to his family business.  Mr. Schlader was a co-founder of the Company.  William Galine, a director of Pawnbroker.com and co-founder of the Company, replaced Schlader as the Company President.

On September 20, 2002, Stephen R. Fowler resigned as a director and Vice President of the Company.  We currently have only one executive officer and director, William Galine.  As a result of our current financial condition, we do not anticipate we will appoint additional officers or directors until we raise additional capital to fund our operations.

Neither we nor any of our subsidiaries are currently subject to any bankruptcy, receivership or similar proceedings at the date of this report.

We relocated our headquarters on August 9, 2002.  Our address is 1 East Liberty Street, Suite 7, Reno, Nevada, 89504, and our telephone number is (775) 686-2340.

Our web site address is www.pawnbroker.com.  The information on our web site is not a part of this quarterly report.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to the Same Periods Ended September 30, 2001

Revenues.  We had no revenues from operations.

General and Administrative.  General and administrative related expenses for three months ended September 30, 2002 were $53,401, compared to $72,815 for the same period in 2001.  General and administrative related expense for the nine month period ended September 30, 2002 was $434,220 compared to $547,719 for the same period in 2001.  The general and administrative related expenses for the nine month period ended June 30, 2002 included an adjustment to previously accrued expenses and recovery of operating expenses recognized during the quarter ended March 31, 2001.  General and administrative related expense for the three and nine months ended September 30, 2002, consisted primarily of salaries and payroll, professional fees, travel, general office, printing, and maintaining the office in Reno.  General and administrative expenses are expected to remain at low levels until we begin marketing our stored value cash cards under the service organization agreement with Alpha Financial Resources, L.L.C., assuming we can raise adequate funding to finance our plan of operation.

Salaries and Payroll.  During the first half of 2001, we laid off all but four of our employees in an effort to consolidate our operations to conserve working capital; however, we still incurred significant salaries and wage expense as during this consolidation period.  During the three month and nine month periods ended September 30, 2002, we employed three employees, including Bill Galine, our President, Steven Fowler, our Vice President (who resigned on September 20, 2002) and one part-time administrative employee.  Our salaries and payroll expenses are expected to decrease in the fourth quarter 2002 as a result of Mr. Fowler’s resignation.  We do not currently intend to hire any employees during the fourth quarter 2002.  We may be required to hire additional employees, assuming financing is available, if we can successfully implement our marketing strategy to market the cash cards to pawnbrokers.

Contract Services.  We terminated our use of services provided by contract service providers, which included investor relations, public relations and market research.  We do not intend to enter into contract services arrangements at this time.

Consulting.  We entered into a consulting agreement with Brimmington Consultants, L.L.C. for their provision of consulting services for a period of one year to assist us in launching our cash card systems.  Under the consulting agreement, we agreed to grant Brimmington an option exercisable to acquire 500,000 shares of common stock at $0.05 per share under our stock option plan and deferred compensation in the amount of $25,000.  Brimmington exercised the option on September 28, 2002 and applied the deferred compensation to the exercise price.  In future periods, we intend to engage outside consultants with experience in the financial service industry to assist us with developing and implementing policies and procedures for our financial service offerings, assuming we can raise adequate funding to finance our plan of operation.  We have been negotiating with a consultant to provide us consulting services to assist us with the strategic planning and implementation of our stored value cash card system.  We anticipate that we will compensate this consultant by issuing stock or stock options in lieu of cash consideration.

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

Loss.  Our loss for three months ended September 30, 2002 was $85,559 or $0.02 per share compared to $75,980 or $0.02 per share during the same period in 2001, an increase of $9,579.  Our loss for the nine months ended September 30, 2002 was $526,328 or $0.10 per share, compared to $851,143 or $0.22 per share for the same period in 2001.  The decreases resulted from our efforts to minimize operations and overhead and our ongoing restructuring efforts.  We anticipate that we will continue to incur losses during the fourth quarters 2002 at a level approximately as that recorded during the first three quarters 2002.  Losses may increase if we are able to raise sufficient financing to market our stored value cash card system, which will require us to increase marketing and general administrative expenses.  We cannot assure you that we will successfully raise the additional capital required to continue as a going concern or that our plan to market stored value cash card systems to pawnbrokers will be  commercially successful.

Liquidity and Capital Resources

In their independent auditor's report dated March 15, 2002, Davidson & Co., our auditors, expressed substantial doubt about our ability to continue as a going concern due to our lack of working capital for our planned business activities. We currently do not have sufficient working capital to meet our on-going obligations. As of September 30, 2002, we had cash and cash equivalents of $1,938 and a working capital deficit of  $753, 453, which includes current liabilities of $780,391.

During the nine months ended September 30, 2002, we received no revenues from our operations and we used net cash of $178,677 in operating activities.  Our use of cash during such period was primarily as a result of expenses related to sustaining our operations for salary expenses, professional fees and expenses related to general administrative expenses and overhead.

During the nine month period ended September 30, 2002, we have been attempting to raise the capital required to fund our Plan of Operation, but our efforts have only been marginally successful.

We will continue to incur losses until we can generate sufficient revenues from sales of our stored value cash card system on a profitable basis.  We do not anticipate we will begin to generate any revenues until we can successfully launch our stored value cash card system.  We began marketing our cash card systems during the third quarter of 2002, but did not generate any revenues from sales.  We intend to continue our marketing efforts during the fourth quarter 2002 and during 2003, assuming sufficient financing is available.

We estimate that our minimum cash requirement will be approximately $850,000 to $1,000,000 during the remainder of 2002, primarily for capital to market our stored value cash card system to pawnbrokers and to meet our current obligations to creditors.   See “Plan of Operation.”  We are in the process of seeking sufficient financing to implement our business strategy;  however, we have had limited success given the downward trend in the capital market and the economy.  We cannot assure you that we will be able to obtain sufficient financing to fund our working capital needs on acceptable terms, if at all.  If adequate funds are not available, we will be required to sell or liquidate our business or file bankruptcy.  We have no sources of external financing and currently no cash flows from operations.

Plan of Operation

Our plan of operation is based on information provided in discussions with our consultants, discussions with pawnshop owners, our results of operations, our negotiations and discussions with third-party vendors, experience of management and the decisions of our management.  Our plan of operation for the remainder year ending December 31, 2002 and during the first three quarters ended June 30, 2003, is as follows:

•

Raise additional financing of between $850,000 and $1,000,000 to fund the marketing efforts relating to our stored value cash card system and to meet our obligations to creditors; and

•

Launch our stored value cash card system and market the system to the pawnbroker industry.

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

Capital Obligations and Commitments

As of September 30, 2002, we have commitments related to a promissory note in the amount of $100,000, bearing interest at the rate of 18% per annum, payable on February 21, 2002; $48,000 in promissory notes, bearing interest at the annual rate of 18%, due December 31, 2003; demand promissory notes in the aggregate principal amount of $32,000; and convertible debentures in the aggregate principal amount of $603,000, bearing interest at the annual rate of 18%, which are due December 31, 2003, and convertible into Pawnbroker.com common shares at $0.50 per share.

We estimate that our current cash requirements are approximately $70,000 to $80,000 a quarter, principally for salaries, professional services, marketing and office expenses.  We anticipate that our cash requirements will increase modestly in the fourth quarter of 2002 and in 2003 as a result of costs related to marketing our stored value cash card system and a minor increase on office expense related to corporate accounting requirements.

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

ITEM 4:

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

ITEM 5.

OTHER INFORMATION

On September 30, 2002, Stephen R. Fowler, resigned as a director and Vice President of the Company.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)

Exhibits

2.1(1)	Agreement of Reorganization by and between Digital Sign Corporation, Edward F. Meyers III and Digital Signs, Inc. dated February 14, 1998.
2.2(1)	Agreement and Plan of Share Exchange by and between Digital Sign Corporation and Eriko Internet, Inc. dated April 4, 1999.
2.3(1)	Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated May 14, 1999.
2.4(1)	Addendum to Agreement and Plan of Reorganization by and among Pawnbroker.com, Inc. and Joseph Schlader, Cheryl Schlader and William Galine dated June 11, 1999.
3.1(1)	Certificate of Incorporation of Digital Sign Corporation filed February 13, 1998.
3.2(1)	Certificate of Amendment of Digital Sign Corporation filed June 10, 1999.
3.3(3)	Certificate of Amendment of Pawnbroker.com, Inc. filed June 1, 2000.
3.5(1)	Bylaws of Digital Sign Corporation. (Previously filed as Exhibit 3.3 to Form 10)
3.6(3)	Amended and Restated Bylaws of Pawnbroker.com, Inc.
10.1(1)	Form of Private Placement Subscription Agreement dated February 1998.
10.2(1)	Contribution Agreement by and between Digital Sign Corporation and Cameron Woodbridge dated May 19, 1999.
10.3(1)	Subscription Agreement by and between Pawnbroker.com, Inc. and Packard Financial Group Inc. dated June 14, 1999
10.4(1)	Form of Share Purchase Warrant issued to Packard Financial Group Inc. on June 14, 1999
10.5(1)	85 Keystone Lease Agreement by and between Pawnbroker.com, Inc. and The Kowalski Family Trust dated April 1, 1999
10.6(1)	Design and Development Agreement by and between Pawnbroker.com, Inc. and Banshee, Inc. dated April 26, 1999
10.7(1)	Consulting Agreement by and between Pawnbroker.com, Inc. and IRG Investor Relations dated June 25, 1999
10.8(2)	Lease Agreement by and between Pawnbroker.com, Inc. and Don Pearlman Joint Venture Six dated December 2, 1999
10.9(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Neil McElwee effective September 13, 1999
10.10(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Joseph Schlader effective June 13, 1999
10.11(2)	Employment Agreement by and between Pawnbroker.com, Inc. and William Galine effective June 13, 1999
10.12(2)	Employment Agreement by and between Pawnbroker.com, Inc. and Vahid Rafizadeh
10.13(2)	Severance and Release Agreement by and between Pawnbroker.com, Inc. and Daniel McElwee effective May 18, 2000
10.14(2)	Letter Agreement by and between Pawnbroker.com, Inc. and Jefferies & Co., Inc. dated December 1, 1999
10.15(2)	12% Promissory Note in the Principal Amount of $1,000,000 dated April 26, 2000 issued to BWI Avionics, Ltd.
10.16(2)	Agreement by and between Pawnbroker.com, Inc. and RedTagOutlet.com, Inc. dated May 10, 2000
10.17(4)	Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000
10.18(4)	Letter Agreement by and between Pawnbroker.com, Inc. and Ladenburg Thalmann & Co. Inc. dated June 7, 2000
10.19(4)	Loan Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000
10.20(4)	Registration Rights Agreement by and between Pawnbroker.com, Inc. and Lamothe Investing Corp. dated June 7, 2000
10.21(4)	Escrow Agreement related to the Loan Agreement dated June 7, 2000
10.22(4)	Form of 9% Convertible Debenture issued to Lamothe Investing Corp.
10.23(4)	Form of Warrant issued to Lamothe Investing Corp.
10.29(3)	Amended and Restated Stock Option Plan, filed June 1, 2000.
10.30(5)	Common Stock Purchase Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000
10.31(5)	Registration Rights Agreement by and between Pawnbroker.com, Inc. and Gestrow Investments Limited dated July 6, 2000
10.32(5)	Escrow Agreement related to the Common Stock Purchase Agreement dated July 6, 2000
10.33(5)	Form of Warrant issued to Gestrow Investments Limited
10.34(5)	Form of Warrant issued to Ladenburg Thalmann & Co. Inc.
10.35(5)	Letter Agreement dated July 7, 2000
10.36(5)	Promissory Note issued to Ladenburg Thalmamm & Co. Inc.
10.37(5)	Letter Agreement with Gestrow Investment Limited dated July 19, 2000
10.38(6)	Sales and Fulfillment Agreement dated September 2000, by and between Jewelry Edge and Pawnbroker.com, Inc. (filed as Exhibit 10.1)
10.39(6)	Subscription Agreement related to August 11, 2000 unit private placement. (filed as Exhibit 10.2)
10.40(6)	Strategic Alliance Agreement, dated October 18, 2000, between First Cash Financial Services, Inc. and Pawnbroker.com, Inc. (filed as Exhibit 10.3)
10.41(6)	Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)
10.42(6)	Strategic Alliance Agreement, dated October 18, 2000, between First Cash Financial Services, Inc. and Pawnbroker.com, Inc. (filed as Exhibit 10.3)
10.43(6)	Form of Warrant issued to First Cash Financial Services, Inc. (filed as Exhibit 10.4)
10.44(7)	18% Promissory Note in the Principal Amount of $100,000 dated July 19, 2001 issued to Edward Romano.
10.45(7)	Form of Subscription Agreement dated May 11, 2001 – Note Conversion
10.46(8)	Form of 18% Convertible Promissory Notes
10.47(8)	Independent Service Organization Agreement Alpha Cashcard Program dated April 2, 2002
10.48	Consulting Agreement by and between Pawnbroker.com, Inc. and Brimmington Consultants, L.L.C. dated August, 2002.
99.1	Section 906 Certification of Acting Chief Executive Officer
99.2	Section 906 Certification of Acting Chief Financial Officer

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

November 14, 2002

PAWNBROKER.COM, INC.

By:

/s/ William Galine

Name:

William Galine

Title:

President

(Principal Executive Officer and Principal Financial Officer)

CERTIFICATIONS

I, William Galine, certify that:

1.  I have reviewed this quarterly report of Pawnbroker.com, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ William Galine

Name:

William Galine

Title:

President

(Acting Principal Executive Officer)

___________________________

I, William Galine, certify that:

1.  I have reviewed this quarterly report of Pawnbroker.com, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ William Galine

Name:

William Galine

Title:

President

(Acting Principal Financial Officer)